Form 10-Q
period 1995-03-31
IMAGE SOFTWARE INC
filed 1995-05-15
CIK 723574

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1995
                                            OR
(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the Transition period from                 to
                                         ----------------  ------------------


                         Commission file number 0-12535
                                                -------

                              1MAGE SOFTWARE, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

               COLORADO                                84-0866294
               --------                                -----------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

               6486 SOUTH QUEBEC STREET, ENGLEWOOD, COLORADO 80111
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 773-1424
                                 ---------------
              (Registrant's telephone number, including area code)

                                       N/A
        ----------------------------------------------------------------
(Former name, former address and former Fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.
Yes     X  No
   --------   -----
                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
CLASS OF STOCK               NO. SHARES OUTSTANDING             DATE
- - --------------               ----------------------           -----------
   Common                         1,902,257                April 21, 1995

                              1MAGE SOFTWARE, INC.
                                      INDEX
                                      -----


PART I.        FINANCIAL INFORMATION                                                           PAGE
                                                                                               ----
               Item 1. Financial Statements

                       Consolidated Balance Sheets - March 31, 1995 and
                              December 31, 1994                                                3

                       Consolidated Statements of Operations - for three months
                              ended March 31, 1995 and March 31, 1994                          4

                       Consolidated Statements of Cash Flows - for three months
                              ended March 31, 1995 and March 31, 1994                          5

                       Notes to Consolidated Financial Statements                              6

               Item 2. Management's Discussion and Analysis of
                              Financial Condition and Results of Operations                    7


PART II.       OTHER INFORMATION

               Items 1-6                                                                       8

                              1MAGE SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------

                                                            March 31,          December 31,
ASSETS                                                         1995               1994
                                                           ----------          ------------
Current Assets:
Cash and cash equivalents                                  $   601,216         $   648,714
Trade accounts receivable, net                               1,376,274           1,504,517
Current portion of notes receivable                             78,255              79,608
Inventory, at lower of cost or market                           58,086              57,981
Prepaid expenses                                               116,031             140,267
                                                           -----------         -----------
     Total current assets                                    2,229,862           2,431,087

Property and equipment, net                                    267,707             259,972
Deferred computer software development costs, net              681,499             679,430
Purchased computer software, net                                56,250              81,710
Notes receivable, excluding current portion                     97,601             100,653
Investment in affiliate                                         50,000                   0
Other assets                                                    27,317              25,549
                                                           -----------         -----------
     TOTAL ASSETS                                          $ 3,410,236         $ 3,578,401
                                                           -----------         -----------
                                                           -----------         -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt:
          Related parties                                  $    35,039         $    98,548
          Capital lease obligations                             19,805              26,828
          Other                                                 50,000                   0
     Trade accounts payable                                    483,976             392,451
     Line of credit                                                  0              45,850
     Accrued expenses and other liabilities                    263,452             487,718
                                                           -----------         -----------
               Total current liabilities                       852,272           1,051,395
     Capital lease obligations                                  30,459              32,808
     Other long-term obligations                                50,000                   0
                                                           -----------         -----------
               Total liabilities                           $   932,731         $ 1,084,203
     Shareholders' Equity:
       Common Stock, par value $.004 - 10,000,000 shares
        authorized; shares outstanding:
               1995 - 1,897,327; 1994 - 1,892,272                7,585               7,569
          Additional Paid-In Capital                         6,618,801           6,590,507
          Accumulated Deficit                               (4,113,149)         (4,068,146)
          Treasury stock                                       (35,732)            (35,732)
                                                           -----------         -----------
               Total shareholders' equity                  $ 2,477,505         $ 2,494,198
                                                           -----------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 3,410,236         $ 3,578,401
                                                           -----------         -----------
                                                           -----------         -----------


                              1MAGE SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 THREE MONTHS ENDED MARCH 31,
- - ----------------------------------------------------------------------------------------------------
                                                                         1995          1994
                                                                       --------     ---------
Revenue:
     System sales and software licenses                              $ 1,082,166   $   574,775
     Services and other                                                  116,808        67,116
                                                                     -----------   -----------
          Total revenue                                                1,198,974       641,891

Cost of Revenue:
     System sales and software licenses                                  570,783       415,390
     Services and other                                                  200,424        91,590
                                                                     -----------   -----------
          Total cost of revenue                                          771,207       506,980
                                                                     -----------   -----------

Gross Profit                                                             427,767       134,911

Operating Expenses:
     Selling, general & administrative                                   474,673       306,355
                                                                     -----------   -----------
Income (Loss) from Operations                                            (46,906)     (171,444)

Other Income (Expense):
     Interest income                                                       5,582         1,438
     Interest expense                                                     (3,679)       (9,170)
     Other                                                                     0         7,281
                                                                     -----------   -----------
          Total other income (expense)                                     1,903          (451)
                                                                     -----------   -----------

Income (Loss) Before Income Taxes                                        (45,003)     (171,895)
Provision for Income Taxes                                                     0             0
                                                                     -----------   -----------
Net Income (Loss)                                                    $   (45,003)  $  (171,895)
                                                                     -----------   -----------
                                                                     -----------   -----------

Earnings (Loss) Per Common Share                                     $      (.02)  $     (0.10)
                                                                     -----------   -----------
                                                                     -----------   -----------
Weighted average number of shares outstanding                          1,897,164     1,637,510
                                                                     -----------   -----------
                                                                     -----------   -----------

                              1MAGE SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                       THREE MONTHS ENDED MARCH 31,
- - ---------------------------------------------------------------------------------------------------------
                                                                             1995           1994
                                                                         -----------     ----------
Cash Flows from Operating Activities:
     Net income (loss)                                                   $    (45,003)   $  (171,895)
     Adjustments to reconcile net income to
     net cash provided by (used for) operating activities:
          Depreciation and amortization                                       128,455        116,219
          Allowance for doubtful accounts                                       6,500              0
          Issuance of stock for services                                       19,198         15,000
     Changes in operating assets/liabilities:
          Receivables                                                         128,243        241,423
          Inventory                                                              (105)           248
          Prepaid expenses                                                     22,468         14,244
          Other assets                                                              0        (12,392)
          Accounts payable                                                     91,525        (71,038)
          Income taxes payable                                                (27,658)             0
          Accrued liabilities                                                (196,608)        16,207
                                                                            ----------      ---------
Net cash provided by operating activities                                     127,015        148,016
                                                                            ----------      ---------

Cash Flows from Investing Activities:
     Purchase of fixed assets                                                 (27,364)        (3,157)
     Additions to capitalized software                                        (85,435)       (84,260)
     Investment in affiliate                                                  (50,000)             0
     Proceeds from notes receivable                                             4,405         30,532
                                                                            ----------      ---------
Net cash used in investing activities                                        (158,394)       (56,885)
                                                                            ----------      ---------

Cash Flows used in Financing Activities:
     Advances on line of credit                                                50,000        108,000
     Repayment of line of credit                                              (95,850)      (109,362)
     Issuance of convertible notes                                            100,000              0
     Repayment of long-term debt                                              (70,269)       (89,594)
                                                                            ----------     ----------
Net cash used in financing activities                                         (16,119)       (90,956)
                                                                            ----------     ----------

Increase (Decrease) in cash                                                   (47,498)           175
                                                                            ----------     ----------

Cash and cash equivalents, beginning of period                                648,714          8,528
                                                                            ----------    ----------

Cash and cash equivalents, end of period                                   $  601,216     $    8,703
                                                                           ----------     ----------
                                                                           ----------     ----------

                              1MAGE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL:
Management has elected to omit substantially all notes to the unaudited interim financial statements. Reference should be made to the Company's annual report on Form 10-K for the year ended December, 31, 1994, as this report incorporates the Notes to the Company's year end financial statements.

UNAUDITED INTERIM INFORMATION:
The unaudited interim financial statements contain all necessary adjustments (consisting of only normal recurring adjustments) which, in the opinion of Management, are necessary for a fair statement of the results for interim period presented. The result of operations for the interim periods presented are not necessarily indicative of those expected for the year.

REVENUE RECOGNITION:
Revenue from the sale of software licenses and computer equipment and existing application software packages is recognized when the software and computer equipment are shipped to the customer, remaining vendor obligations are insignificant, there are not significant uncertainties about customer acceptance and collectibility is probable. Revenue from related services, including installation and software modifications, is recognized upon performance of services.

INCOME TAXES:
Income Taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of depreciation, capitalized software development cost and allowance for doubtful accounts for financial and income tax reporting. The Company currently has substantial net operating loss, research credit and investment tax credit carryforwards.

INCOME/LOSS PER SHARE:
Income loss per share is computed by dividing net income (loss), after deducting dividends on preferred shares, by the weighted average number of common and equivalent shares. Common stock equivalents were not included in the weighted average number of shares outstanding for loss periods as their effect was anti-dilutive. Fully diluted earnings per share are either anti-dilutive or not materially different from primary earnings per share.

COMMON STOCK:
On March 10, 1993, the Board of Directors approved a 4-for-1 reverse stock split of the Company's common stock effective March 24, 1993. On May 17, 1993, the shareholders of the Company's common stock ratified the reverse stock split and approved an amendment to the Articles of Incorporation to reduce the number of authorized shares of common stock to 10,000,000 and change the par value to $.004. All references in the accompanying financial statements as to the number of common shares and per share amounts have been restated to reflect the reverse stock split and the amendment.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1995 VERSUS MARCH 31, 1994

1MAGE Software, Inc.'s (the "Company") revenue of $1,198,974 for the first quarter of 1995 was 87% higher than the $641,891 reported for the same period a year ago. For the three months ended March 31, 1995, the Company posted a net loss of ($45,003) versus a net loss of ($171,895) for the same period in 1994. The net loss per share for the three months ended March 31, 1995 was ($.02) compared with a net loss per share of ($.10) for the three months ended March 31, 1994. The Company attributes the more favorable 1995 revenue results to a 300% increase in software sales for the comparable periods. The Company's subsidiary, Information Solutions, Inc., met with intense competition in the transportation marketplace, and as a result, gross profit on hardware sales decreased 48% for the comparable quarters. The consolidated Company's gross profit of $427,767 for the quarter ended March 31, 1995 was 217% greater than the $134,911 earned during the same period one year ago. Selling, general and administrative expenses of $474,673 for the quarter ended March 31, 1995 were $168,318 greater than $306,355 reported for the same quarter in 1994. This increase was primarily due to a revised corporate strategy that mandated expanding the managerial and technical staff of the Company, and its subsidiary. In addition, marketing efforts for 1MAGE -TM- were expanded, thereby increasing advertising and promotion costs.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1995, cash on hand decreased $47,498 from $648,714 at December 31, 1994; the net decrease in working capital was $2,102. Repayments of long-term debt used cash of $70,269, additions to capitalized software used cash of $85,435, while cash from operations provided $127,015. The Company had working capital at March 31, 1995 of $1,377,590, as compared to $1,379,692 at December 31, 1994. Shareholders' equity at the end of the first quarter of 1995 was $2,477,505 versus $2,494,198 as of December 31, 1994.

The Company's internal sources of liquidity are revenues from operations and cash on hand. On April 21, 1995, there were no borrowings on the Company's revolving line of credit.

PART II:  OTHER INFORMATION


ITEM 1.     Legal Proceedings                                     Inapplicable

ITEM 2.     Changes in Securities                                 Inapplicable

ITEM 3.     Defaults upon Senior Securities                       Inapplicable

ITEM 4.     Submission of Matters to a vote of Security Holders   Inapplicable

ITEM 5.     Other Information                                     Inapplicable

ITEM 6.     Exhibits and Reports on Form 8-K


  There were no reports on Form 8-K filed with the Securities and Exchange Commission for the quarter ended March 31, 1995.

           EXHIBIT NO.                            DESCRIPTION
           -----------                            -----------
               27.                         Financial Data Schedule



                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   1MAGE SOFTWARE, INC.
                                      (REGISTRANT)




Date:   May 11, 1995                 \s\ David R. DeYoung
     -----------------               ---------------------------
                                     David R. DeYoung
                                     President