Form 10-Q
period 1995-06-30
IMAGE SOFTWARE INC
filed 1995-08-14
CIK 723574

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Transition period from ___________________ to __________________


                        Commission file number 0-12535
                                               -------



                             IMAGE SOFTWARE, INC.
                             --------------------
            (Exact name of registrant as specified in its charter)

                  COLORADO                           84-0866294
                  --------                           ----------
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)


              6486 SOUTH QUEBEC STREET, ENGLEWOOD, COLORADO 80111
              ---------------------------------------------------
                 (Address of principal executive offices)


                                (303) 773-1424
                                --------------
             (Registrant's telephone number, including area code)

                                      N/A
          ---------------------------------------------------------
(Former name, former address and former Fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.
Yes  __X__    No_____


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Stock                No. Shares Outstanding               Date
--------------                ----------------------           --------------
   Common                           1,925,408                  August 4, 1995


                                 Page 1 of 11
                        Exhibit Index Begins on Page 10

                             IMAGE SOFTWARE, INC.
                                     INDEX
                                     -----

PART I.               FINANCIAL INFORMATION                              PAGE
                                                                         ----
               Item 1.   Financial Statements

                        Balance Sheets - June 30, 1995, and
                         December 31, 1994                                  3

                        Statement of Operations - for three months
                         ended June 30, 1995 and June 30, 1994              4

                        Statement of Operations - for six months
                         ended June 30, 1995 and June 30, 1994              5

                        Statement of Cash Flows - for six months
                         ended June 30, 1995 and June 30, 1994              6

                        Notes to Consolidated Financial Statements          7



               Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of Operations      8


PART II.  OTHER INFORMATION

               Items 1-5                                                    9

               Item 6 Exhibits and Reports on Form 8-K                     10

                             IMAGE SOFTWARE, INC.
                          CONSOLIDATED BALANCE SHEETS

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                            June 30,     December 31,
                                                             1995            1994
                                                             ----            ----
ASSETS
Current Assets:
Cash and cash equivalents                                $   484,496     $   648,714
Trade accounts receivable, net                               933,933       1,504,517
Current portion of notes receivable                           57,579          79,608
Inventory, at lower of cost or market                         68,691          57,981
Prepaid expenses                                              91,978         140,267
                                                         -----------     -----------
  TOTAL CURRENT ASSETS                                     1,636,677       2,431,087

Property and equipment, net                                  291,040         259,972
Deferred computer software development costs, net            698,259         679,430
Purchased computer software, net                              30,790          81,710
Notes receivable, excluding current portion                   66,920         100,653
Investment in affiliate                                       50,000               0
Other assets                                                  21,762          25,549
                                                         -----------     -----------
  TOTAL ASSETS                                           $ 2,795,448     $ 3,578,401
                                                         -----------     -----------
                                                         -----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt:
    Related parties                                      $    35,039     $    98,548
    Capital lease obligations                                 13,162          26,828
    Other                                                          0               0
  Trade accounts payable                                     291,590         392,451
  Line of credit                                                   0          45,850
  Income taxes payable                                         9,342               0
  Accrued expenses and other liabilities                     210,654         487,718
                                                         -----------     -----------
      Total current liabilities                              559,787       1,051,395
  Capital lease obligations                                   28,028          32,808
  Other long-term obligations                                100,000               0
                                                         -----------     -----------
      Total liabilities                                  $   687,815     $ 1,084,203
  Shareholders' Equity:
    Common Stock, par value $.004 - 10,000,000 shares
     authorized; shares outstanding:
      1995 - 1,905,408; 1994 - 1,892,272                       7,621           7,569
    Additional Paid-In Capital                             6,616,455       6,590,507
    Accumulated Deficit                                   (4,480,711)     (4,068,146)
    Treasury stock                                           (35,732)        (35,732)
                                                         -----------     -----------

      Total shareholders' equity                           2,107,633       2,494,198
                                                         -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 2,795,448     $ 3,578,401
                                                         -----------     -----------
                                                         -----------     -----------

                                  IMAGE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    THREE MONTHS ENDED JUNE 30,
-------------------------------------------------------------------------------
                                                          1995          1994
                                                       ----------    ----------
Revenue:
  System sales and software licenses                   $  652,289    $1,993,948
  Services and other                                      132,869        79,957
                                                       ----------    ----------
    Total revenue                                         785,158     2,073,905

Cost of Revenue:
  System sales and software licenses                      477,615       213,392
  Services and other                                      187,599       128,535
                                                       ----------    ----------
    Total cost of revenue                                 665,214       341,927
                                                       ----------    ----------

Gross Profit                                              119,944     1,731,978

Operating Expenses:
  Selling, general & administrative                       493,185       637,534
                                                       ----------    ----------
Income (Loss) from Operations                            (373,241)    1,094,444

Other Income (Expense):
  Interest income                                           8,679         6,809
  Interest expense                                         (3,498)       (8,036)
  Other                                                       500        (2,598)
                                                       ----------    ----------
    Total other income (expense)                            5,681        (3,825)
                                                       ----------    ----------

Income (Loss) Before Income Taxes                        (367,560)    1,090,619
Provision for Income Taxes                                      0             0
                                                       ----------    ----------
Net Income (Loss)                                      $ (367,560)   $1,090,619
                                                       ----------    ----------
                                                       ----------    ----------

Earnings (Loss) Per Common Share                       $     (.19)   $      .64
                                                       ----------    ----------
                                                       ----------    ----------


Weighted average number of shares outstanding           1,901,250     1,708,278
                                                       ----------    ----------
                                                       ----------    ----------

                             IMAGE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      SIX MONTHS ENDED JUNE 30,
-------------------------------------------------------------------------------
                                                          1995          1994
                                                       ----------    ----------

Revenue:
  System sales and software licenses                    $1,734,456   $2,568,722
  Services and other                                       249,676      147,074
                                                        ----------   ----------
    Total revenue                                        1,984,132    2,715,796

Cost of Revenue:
  System sales and software licenses                     1,054,042      628,782
  Services and other                                       382,379      220,126
                                                        ----------   ----------
    Total cost of revenue                                1,436,421      848,908
                                                        ----------   ----------

Gross Profit                                               547,711    1,866,888

Operating Expenses:
  Selling, general & administrative                        967,857      943,888
                                                        ----------   ----------

Income (Loss) from Operations                             (420,146)     923,000

Other Income (Expense):
  Gain (loss) on sale of asset                                   0         (647)
  Interest income                                           14,260        8,247
  Interest (expense)                                        (7,177)     (19,804)
  Other                                                        500        7,928
                                                        ----------   ----------
    Total other income (expense)                             7,583       (4,276)
                                                        ----------   ----------

Income (Loss) Before Income Taxes                         (412,563)     918,724

Provision for Income Taxes                                       0            0
                                                        ----------   ----------

Net Income (Loss)                                       $ (412,563)  $  918,724
                                                        ----------   ----------
                                                        ----------   ----------

Earnings (Loss) Per Common Share                        $     (.22)  $      .55
                                                        ----------   ----------
                                                        ----------   ----------

Weighted average number of shares outstanding            1,899,025    1,661,480
                                                        ----------   ----------
                                                        ----------   ----------

                             IMAGE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    SIX MONTHS ENDED JUNE 30,
--------------------------------------------------------------------------------------------
                                                                        1995          1994
                                                                     ----------    ----------
Cash Flows from Operating Activities:
  Net income (loss)                                                  $(412,563)    $ 918,724
  Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating activities:
    Depreciation and amortization                                      268,040       233,310
    Allowance for doubtful accounts                                      6,500        (3,591)
    Compensation expense related to non-qualified stock options         32,000        66,755
    Issuance of stock for services                                      64,616        57,375
    Write-down of notes receivable                                      22,574             0
  Changes in operating assets/liabilities:
    Receivables                                                        570,584      (319,476)
    Inventory                                                          (10,710)       39,156
    Prepaid expenses                                                    52,076       (72,869)
    Accounts payable                                                  (100,861)     (208,858)
    Accrued liabilities                                               (240,064)      (19,172)
    Income taxes payable                                               (27,658)            0
                                                                     ---------     ---------
Net cash provided by operating activities                              224,534       691,354
                                                                     ---------     ---------

Cash Flows from Investing Activities:
  Purchase of fixed assets                                             (66,677)      (50,475)
  Additions to capitalized software                                   (200,340)     (157,263)
  Investment in affiliate                                              (50,000)            0
  Decrease in other assets                                                   0        14,244
  Payments from notes receivable                                        16,968       256,154
                                                                     ---------     ---------

Net cash (used for) provided by investing activities                  (300,049)       62,660

Cash Flows from Financing Activities:
  Repayment of line of credit                                         (145,850)      (69,362)
  Additions to line of credit                                          100,000             0
  Repayment of long-term debt                                         (142,853)      (43,967)
  Issuance of convertible notes                                        100,000             0
  Proceeds from exercise of common stock options                             0       162,890
                                                                     ---------     ---------

Net cash used in financing activities                                  (88,703)       49,561
                                                                     ---------     ---------

Increase (decrease) in cash and cash equivalents                      (164,218)      803,575
                                                                     ---------     ---------

Cash and cash equivalents, beginning of period                         648,714         8,528
                                                                     ---------     ---------

Cash and cash equivalents, end of period                             $ 484,496     $ 812,103
                                                                     ---------     ---------
                                                                     ---------     ---------

                             IMAGE SOFTWARE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL:

Management has elected to omit substantially all notes to the consolidated unaudited interim financial statements. Reference should be made to the Company's annual report on Form 10-K for the year ended December 31, 1994 as this report incorporates the Notes to the Company's year-end financial statements.

UNAUDITED INTERIM INFORMATION:

The unaudited interim financial statements contain all necessary adjustments (consisting of only normal recurring adjustments) which, in the opinion of Management, are necessary for a fair statement of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of those expected for the year.

REVENUE RECOGNITION:

Revenue from the sale of software licenses and computer equipment and existing application software packages is recognized when the software and computer equipment are shipped to the customer, remaining vendor obligations are insignificant, there are no significant uncertainties about customer acceptance and collectibility is probable. Revenue from related services, including installation and software modifications, is recognized upon performance of services.

INCOME TAXES:

Income Taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of depreciation, capitalized software development cost and allowance for doubtful accounts for financial and income tax reporting. The Company currently has substantial net operating loss, research credit and investment tax credit carry forwards.

INCOME/LOSS PER SHARE:

Income (Loss) per share is computed by dividing net income (loss), after deducting dividends on preferred shares, by the weighted average number of common and equivalent shares. Common stock equivalents were not included in the weighted average number of shares outstanding for loss periods as their effect was anti-dilutive. Fully diluted earnings per share are either anti-dilutive or not materially different from primary earnings per share.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1995 VERSUS JUNE 30, 1994

1MAGE Software, Inc.'s (the "Company") revenue of $785,158 for the second quarter of 1995 was 62% lower than the $2,073,905 reported for the same period a year ago. For the three months ended June 30, 1995, the Company posted a net loss of ($367,560) or ($.19) loss per share versus net income of $1,091,434 or $.70 earnings per share for the same period in 1994. The decrease in revenue is attributable to a decline in software system licenses sold, as well as overall slower economic conditions in the transportation industry. The Company's subsidiary, Information Solutions, Inc., met with intense competition in the transportation marketplace, and as a result, gross profit on hardware sales decreased 28% for the comparable quarters. Selling, general and administrative expenses of $493,185 for the quarter ended June 30, 1995 were 22.5% lower than $636,718 reported for the same quarter in 1994. This decrease was primarily due to lower variable costs associated with decreased revenues.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30,1995 VERSUS JUNE 30, 1994

The Company's revenue for the six months ended June 30, 1995 was $1,984,132, a 27% decrease over $2,715,796 for the same period in 1994. Net loss year to date at June 30, 1995 was ($412,563) or ($.22) per share, as compared to net earnings of $918,724 or $.59 earnings per share for the six month period in 1994. The significant decrease in net earnings resulted from lower revenue generated through reseller software licenses sold in the six months ended June 30, 1995. Selling, general and administrative expense of $967,859 were 2.5% higher for the six months ended June 30, 1995 than for the same period in 1994.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1995, cash on hand decreased $164,218 from $648,714 at December 31, 1994. Repayments of long-term debt used cash of $142,853, additions to capitalized software used cash of $200,340, while cash from operations provided $224,534. The Company had working capital at June 30, 1995 of $1,076,889, as compared to $1,379,692 at December 31, 1994. Shareholders' equity at the end of the second quarter of 1995 was $2,107,633 versus $2,494,198 as of December 31, 1994.

The Company's financial resources include cash on hand, revenues from operations, and management of funds available on its revolving line of credit. In the Company's judgement, sufficient financial resources are available to meet current working capital needs. The Company has a $110,000 revolving bank line of credit which expires June 11, 1996 and bears interest at prime plus 1.0% and is secured by the Company's notes and accounts receivable. On August 4, 1995, there were no borrowings on the Company's line of credit.

PART II:  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                      INAPPLICABLE
ITEM 2.    CHANGES IN SECURITIES                                  INAPPLICABLE
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                        INAPPLICABLE
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    INAPPLICABLE

     The Company's annual meeting of shareholders was held on May 15, 1995. At the meeting David R. DeYoung, Charles E. Burns, Daniel N. Warner and Robert Wiegand II were elected as directors. The shareholders also approved the ratification of the appointment of Karsh & Co., P.C. as the independent public accountants of the Company's for the calendar year ending December 31, 1995.

The number of votes cast for or withheld for each director nominee was as follows:

NOMINEE                              FOR           WITHHELD
-------                              ---           --------
David R. DeYoung                     1,449,053       3,760
Charles E. Burns                     1,448,347       4,466
Daniel N. Warner                     1,449,347       3,466
Robert Wiegand II                    1,447,447       5,366

The number of votes cast for, against and abstentions for the ratification of auditors was as follows:

                       FOR         AGAINST        ABSTAIN
                       ---         -------        -------
                    1,448,147       2,141          2,525

Because the election of directors and ratification of auditors are considered routine under the applicable rules, all shares held in the name of nominees for which proxies were not submitted by the beneficial holders thereof were voted in favor of the nominees for the Board of Directors and the retention of the auditors.

ITEM 5.    OTHER INFORMATION                                      INAPPLICABLE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


(A) EXHIBIT TABLE:

Plan of acquisition, reorganization, arrangement, liquidation or sucession                  Inapplicable

Articles of Incorporation, Bylaws                                                           Inapplicable

Instruments defining the rights of security holders, including indentures                   Inapplicable

Material Contracts                                                                          Inapplicable

Statement regarding computation of per share earnings                                       Inapplicable

Letter regarding unaudited interim financial information                                    Inapplicable

Letter regarding change in accounting practices                                             Inapplicable

Report furnished to security holders                                                        Inapplicable

Published report regarding matters submitted to vote of security holders                    Inapplicable

Power of Attorney                                                                           Inapplicable

Financial Data Schedule                                                                     Attached

Additional Exhibits                                                                         Inapplicable

(B) REPORTS ON FORM 8-K

There were no reports filed on Form 8-K for the quarter ended June 30, 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             IMAGE SOFTWARE, INC.
                                 (REGISTRANT)




Date:          8/10/95                   /s/ DAVID R. DEYOUNG
      ------------------------           -----------------------------------
                                         David R. DeYoung
                                         President, Chief Executive Officer