Form 10-Q
period 1995-09-30
IMAGE SOFTWARE INC
filed 1995-11-13
CIK 723574

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                    OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _________________ TO ____________________

                     COMMISSION FILE NUMBER 0-12535

                         IMAGE SOFTWARE, INC.
        (Exact name of registrant as specified in its charter)

            COLORADO                                     84-0866294
  (State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification Number)


       6486 SOUTH QUEBEC STREET, ENGLEWOOD, COLORADO 80111
            (Address of principal executive officers)

                          (303) 773-1424
      (Registrant's telephone number, including area code)

                               N/A
            (Former name, former address and former
           Fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No____

            APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK      NO. SHARES OUTSTANDING            DATE
   Common                 1,932,934            November 10, 1995

                         Page 1 of 11
               Exhibit Index Begins on Page 10

                    IMAGE SOFTWARE, INC.
                           INDEX



PART I.   FINANCIAL INFORMATION                                        PAGE
                                                                       ----
  Item 1  Financial Statements

          Balance Sheets - September 30, 1995, and
           December 31, 1994                                             3

          Statement of Operations - for three months
           ended September 30, 1995 and September 30, 1994               4

          Statement of Operations - for nine months
           ended September 30, 1995 and September 30, 1994               5

          Statement of Cash Flows - for nine months
           ended September 30, 1995 and September 30, 1994               6

          Notes to Consolidated Financial Statements                     7

  Item 2  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 8

PART II.  OTHER INFORMATION

          Items 1-5                                                     10

          Item 6  Exhibits and Reports on Form 8-K                      10

                          PART  I. FINANCIAL INFORMATION
Item 1. Financial Statements
                              IMAGE SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                  September 30,    December 31,
                                                      1995             1994
                                                  -------------    ------------
                   ASSETS
CURRENT ASSETS:
 Cash and equivalents                               $  251,670      $  648,714
 Trade accounts receivable, net                        608,291       1,504,517
 Inventory, at lower of cost or market                  68,691          57,981
 Current portion of notes receivable                    53,086          79,608
 Prepaid expenses                                       57,479         140,267
                                                    ----------      ----------
  TOTAL CURRENT ASSETS                               1,039,217       2,431,087

 Property and equipment, net                           278,622         259,972
 Deferred computer software development costs, net     721,851         679,430
 Purchased computer software, net                        5,330          81,710
 Investment in affiliate                                37,605               0
 Notes receivable, excluding current portion            66,920         100,653
 Other assets                                           22,424          25,549
                                                    ----------      ----------
  TOTAL ASSETS                                      $2,171,969      $3,578,401
                                                    ==========      ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt:
  Related parties                                   $        0      $   98,548
  Other                                                      0          26,828
 Trade accounts payable                                224,838         392,451
 Line of credit                                         77,840          45,850
 Accrued expenses and other liabilities                196,098         487,718
                                                    ----------      ----------
  TOTAL CURRENT LIABILITIES                            498,776       1,051,395

 Long-term obligations:
  Capital lease obligations                             25,514          32,808
  Other                                                150,000               0
                                                    ----------      ----------
   TOTAL LIABILITIES                                   674,290       1,084,203

STOCKHOLDERS' EQUITY:
 Common stock, par value $.004 - 10,000,000
  shares authorized; shares outstanding:
  1995, 1,932,934; 1994, 1,892,272                       7,731          7,569
 Paid-in capital                                     6,640,095      6,590,507
 Accumulated deficit                                (5,114,415)    (4,068,146)
 Treasury stock                                        (35,732)       (35,732)
                                                    ----------      ----------
  TOTAL STOCKHOLDERS' EQUITY                         1,497,679       2,494,198
                                                    ----------      ----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                      $2,171,969      $3,578,401
                                                    ==========      ==========

                         IMAGE SOFTWARE INC.
                       STATEMENT OF OPERATIONS
  FOR THREE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

                                                    9/30/95         9/30/94
                                                    -------         -------
Revenue:
 System sales                                      $ 236,436      $1,204,222
 Services and other                                   79,169          99,201
                                                   ---------      ----------
  Total Revenue                                      315,605       1,303,423

Cost of Revenue:
 System sales                                        211,414         595,319
 Services and other                                  158,184         129,766
                                                   ---------      ----------
  Total cost of revenue                              369,598         725,085

Gross Profit                                         (53,993)        578,338
% OF REVENUE                                           (17.1)%          44.4%

Expenses:
 Selling, general & administrative                  (528,521)       (466,216)
                                                   ---------      ----------
Income (Loss) from Operations                       (582,514)        112,122

Other Income:
 Equity in earnings/(loss) of affiliate              (62,395)              0
 Interest expense                                     (5,602)         (5,872)
 Interest income                                       9,155           9,354
 Other                                                 7,652               0
                                                   ---------      ----------
  Total other income (expense)                       (51,190)          3,482

Net Income (Loss) Before Income Taxes               (633,704)        115,604

Provision for Income Taxes                                 0               0
                                                   ---------      ----------

Net Income (Loss)                                  $(633,704)     $  115,604
                                                   =========      ==========

Earnings (Loss) per Common Share                   $   (0.33)     $     0.06
                                                   =========      ==========

Weighted Average Number of Shares
 Outstanding                                       1,910,110       1,878,029
                                                   =========      ==========

                           IMAGE SOFTWARE INC.
                         STATEMENT OF OPERATIONS
      FOR NINE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

                                                   9/30/95         9/30/94
                                                   -------         -------
Revenue:
 System sales                                    $ 1,970,892     $ 3,772,944
 Services and other                                  328,846         246,275
                                                 -----------     -----------
   Total Revenue                                   2,299,738       4,019,219

Cost of Revenue:
 System sales                                      1,265,455       1,223,763
 Services and other                                  540,563         351,215
                                                 -----------     -----------
   Total cost of revenue                           1,806,018       1,574,978

Gross Profit                                         493,720       2,444,241
% OF REVENUE                                            21.5%           60.8%

Expenses:
 Selling, general & administrative                (1,496,378)     (1,409,119)
                                                 -----------     -----------

Income (Loss) from Operations                     (1,002,658)     (1,035,122)

Other Income:
 Equity in earnings/(loss) of affiliate              (62,395)              0
 Gain on sale of asset                                     0            (647)
 Interest expense                                    (12,779)        (25,677)
 Interest income                                      23,415          17,601
 Other                                                 8,150           7,929
                                                 -----------     -----------
  Total other income (expense)                       (43,609)           (794)

Net Income (Loss) Before Income Taxes             (1,046,267)      1,034,328

Provision for Income Taxes                                 0               0
                                                 -----------     -----------
Net Income (Loss)                                $(1,046,267)    $ 1,034,328
                                                 ===========     ===========
Earnings (Loss) per Common Share                 $     (0.55)    $      0.60
                                                 ===========     ===========
Wtd. Avg. Number of Shares Outstanding             1,905,713       1,732,087
                                                 ===========     ===========

                              IMAGE SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                         ------------------------------
                                                                                            1995                1994
                                                                                      ---------------     ---------------
Cash Flows from Operating Activities:

     Net income (loss)                                                                   ($1,046,267)         $1,034,328
     Adjustments to reconcile net (loss) to net
          cash provided by (used for) operating activities:
               Depreciation and amortization                                                 399,671             355,054
               Equity in (earnings) loss of affiliate                                         62,395                   0
               Allowance for doubtful accounts                                                 1,408              (7,846)
               Compensation expense related to
                    nonqualified stock options                                                32,000             119,368
               Issuance of stock for services                                                 60,938              65,376
               Write-down of notes receivable                                                 22,574                   0
               Changes in operating assets/liabilities:
                    Receivables                                                              896,226            (857,266)
                    Inventory                                                                (10,710)             39,182
                    Prepaid expenses                                                          26,522             (63,891)
                    Accounts payable                                                        (167,613)              8,876
                    Accrued Liabilities                                                     (291,620)             65,953
                                                                                      ---------------     ---------------

     Net cash provided (used) by operating activities                                        (14,476)            759,134

Cash Flows from Investing Activities:
     Purchase of fixed assets                                                                (69,599)            (96,797)
     Increase in capitalized software                                                       (314,763)           (254,168)
     Investment in affiliate                                                                (100,000)                  0
     Decrease in other assets                                                                 82,788              14,244
     Payments from notes receivable                                                           21,461             212,934
                                                                                      ---------------     ---------------
          Net cash provided (used for) by investing activities                              (380,113)           (123,787)

Cash Flows used in Financing Activities:
     Repayment of line of credit                                                            (148,010)            (69,362)
     Additions to line of credit                                                             180,000
     Repayment of long-term debt                                                            (184,445)            (53,164)
     Issuance of convertible notes                                                           150,000
     Proceeds from exercise of common stock options                                                0             218,458
                                                                                      ---------------     ---------------
     Net cash provided by (used for) financing activities                                     (2,455)             95,932
                                                                                      ---------------     ---------------

Increase (Decrease) in cash and equivalents                                                 (397,044)            731,279

Cash and equivalents, beginning of period                                                    648,714               8,528
                                                                                      ---------------     ---------------

Cash and equivalents, end of period                                                         $251,670            $739,807
                                                                                      ==============      ===============


                                        6

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS SEPTEMBER 30, 1994

IMAGE Software, Inc.'s (the "Company") revenue of $315,605 for the third quarter of 1995 was 76% lower than the $1,303,423 reported for the same period a year ago. For the three months ended September 30, 1995, the Company posted a net loss of $(633,704) versus net income of $115,604 for the same period in 1994. The net loss per share for the three months ended September 30, 1995, was $(.33) compared with net earnings per share of $.06 for the three months ended September 30, 1994. The decrease in revenue is largely attributable to a decline in system licenses sold directly to the transportation industry, a market which has experienced slower economic conditions. While the Company has been attempting to change the focus of its marketing efforts for IMAGE-TM- to a broader market, the continuing weakness of the narrower market has accentuated the cost; in terms of lost sales, of making that change in focus. In addition, short-term revenue was impacted by a continuing transition to selling primarily through reseller channels, which generally requires greater lead time from start up to final sale. The Company is confident, however, that over the longer term, the revenue stream will become more consistent, and produce less cyclical results for the Company.

Selling, general, and administrative expenses of $528,521 for the quarter ended September 30, 1995 were 13.4% higher than similar expenses for the same quarter in 1994. This increase in expenses is primarily due to an increase in bad debt expense for customers in the transportation industry who have experienced economic hardship or have filed for protection under bankruptcy laws.

The Company recognized an expense of $62,395 for its share in the losses of its newly formed affiliate, ScanUSA, LLC. This joint venture with Truckload Management, Inc., a company engaged in the business of providing various services to trucking companies, was formed in order to provide large volume document scanning services to customers in the transportation and other industries. Once fully operational, the Company expects to receive recurring software license royalties based upon the total number of documents scanned.
The Company expects ScanUSA, LLC to provide a portion of the more stable revenue and cash flow which it anticipates in 1996.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS SEPTEMBER 30, 1994

The Company's revenue of $2,299,738 for the nine months ended September 30, 1995 was 43% lower than $4,019,219 reported for the same period a year ago. Net loss for the nine month period ended September 30, 1995 was $(1,046,267), as compared to net income of $1,034,328 for the comparable period in 1994. The Company reported a loss per share of $(.55) for the nine months ended September 30, 1995, as compared to earnings per share of $.60 for the same period in 1994. The results for nine months ended September 30, 1994 included a single transaction to a major IMAGE reseller which accounted for 44% of the year to date revenue. Because the Company has not duplicated that large sale in the first three quarters of 1995, its total revenue is down sharply.

Selling, general and administrative expenses of $1,496,378 were 6% higher than $1,409,119 reported for the first nine months of 1994 due to the fixed nature of these expenses. In view of the financial results, management has implemented a cost reduction plan in order to bring expenses more in line with revenues.

During the nine months ended September 30, 1995, the Company incurred an expense of $62,395 for its equity position in the startup of a joint venture, ScanUSA, LLC. This limited liability partnership was not formed until early 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1995, cash on hand decreased $397,044 from $648,714 at December 31, 1994. Additions to capitalized software used cash of $314,763 as research and development was increased in order to create a new and enhanced release of the document imaging software. In addition, cash was used to invest in ScanUSA, LLC's business of providing document imaging services to truck lines and other commercial entities outside the transportation industry. Cash of $150,000 was provided through the issuance of convertible promissory notes. Repayment of long-term debt used cash of $184,445. Cash on hand at November 8, 1995 was $430,644.

The Company's financial resources include cash on hand, revenues from operations, and management of funds available on its revolving line of credit. In the Company's judgment, sufficient financial resources are available to meet current working capital needs. The Company has a $110,000 revolving line of credit which expires July 11, 1996 and bears interest at Prime +1% and is secured by the Company's notes and accounts receivable. On November 8, 1995, borrowings against the line of credit were $51,907.

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


(A) EXHIBIT TABLE

Plan of acquisition, reorganization, arrangement, liquidation      Inapplicable
 or succession

Instruments defining the rights of security holders, including    Inapplicable
 indentures

Statement regarding computation of per share earnings             Inapplicable

Letter regarding change in accounting principles                  Inapplicable

Previously unfiled documents                                      Inapplicable

Report furnished to security holders                              Inapplicable

Published report regarding matters submitted to vote of           Inapplicable
 security holders

Power of Attorney                                                 Inapplicable

Additional Exhibits                                               Inapplicable



(B) REPORTS ON FORM 8-K

There were no reports filed on Form 8-K for the quarter ended September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the the undersigned thereunto duly authorized.


                              IMAGE SOFTWARE, INC.
                                  (REGISTRANT)






Date:           11/9/95                      /s/  Mary Anne DeYoung
     ------------------------------          -----------------------------------
                                             Mary Anne DeYoung
                                             Chief Financial Officer