Form 10-K
period 1995-12-31
IMAGE SOFTWARE INC
filed 1996-04-01
CIK 723574

                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended 12/31/95

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______ to _______.

                               1MAGE SOFTWARE, INC.
             (Exact name of Registrant as specific in its charter)

                                    0-12535
                           (Commission File Number)

               COLORADO                                              84-0866294
- -----------------------------------------      ---------------------------------------------------
      (State of Incorporation)                         (IRS Employer Identification Numbers)

6486 S. QUEBEC STREET, ENGLEWOOD CO 80111                           (303) 694-9180
- -----------------------------------------      ---------------------------------------------------
(Address of principal executive offices)       (Registrants telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
                 NONE                                                     NONE
- -----------------------------------------      ---------------------------------------------------
            (Title of Class)                                       (Name of Exchange)

Securities Registered Pursuant to Section 12(g) of the Act:
                            COMMON STOCK - $.004 PAR VALUE
                                    (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to
such filing requirements for the past 90 days.   Yes  X   No
                                                     ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.
               -------

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 1996: $1,550,166.

As of March 20, 1996, there were 1,936,859 shares of the Registrant's common stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10-13, are incorporated by reference from the Registrant's definitive proxy statement for the 1996 annual meeting of stockholders.

                             PAGE 1 OF 37 PAGES
                       EXHIBIT INDEX BEGINS ON PAGE 31

                              TABLE OF CONTENTS



Part I

1.      Business..........................................................  3

2.      Properties........................................................  8

3.      Legal Proceedings.................................................  8

4.      Submission to Matters to a Vote of Security Holders...............  8


PART II

5.      Market for Registrant's Common Equity and
        Related Stockholders Matters......................................  9

6.      Selected Financial Data........................................... 10

7.      Management's Discussion and Analysis of
        Financial Condition and Results of Operations..................... 10

8.      Financial Statements and Supplementary Data....................... 13

9.      Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure............................... 31


PART III

10.     Directors and Executive Officers of the Registrant................ 31

11.     Executive Compensation............................................ 31

12.     Security Ownership of Certain Beneficial
        Owners and Management............................................. 31

13.     Certain Relationships and Related Transactions.................... 31


PART IV

14.     Exhibits, Financial Statement Schedules
        and Reports on Form 8-K........................................... 31

                                       PART I

ITEM 1. BUSINESS

INTRODUCTION

     During 1995, the Company concentrated its efforts on selling document imaging software products into new and diverse markets. By doing so, the Company completed its transition from two distinct businesses: its former business of providing integrated hardware and software systems to the transportation industry and its current business of marketing a sophisticated software imaging product to a variety of industries, to a document imaging software supplier. While the Company incurred significant costs in making this transition, the Company believes it is well positioned in 1996 to solidify and grow its imaging business.

     The Company did not have the dramatic success in 1995 that it had in 1994, when the large single software license sale to Reynolds+Reynolds accounted for 40% of its sales revenue. Nevertheless, the Company has continued to make progress in 1995 toward its goal of establishing a strong Value Added Reseller ("VAR") network for its imaging software. In addition, the Company commenced operations of a scanning service bureau now serving its first customer in the transportation industry. While the cost reductions which began in the second half of 1995 did not have a material effect on the financial results for 1995, the Company believes that these and other cost cutting measures will better enable it to reestablish profitability in 1996.

1MAGE SOFTWARE, INC. 1MAGE Software, Inc., (the "Company") develops and markets a software product called 1MAGE-TM-, a UNIX-based electronic document image management and retrieval system. Electronic imaging systems like 1MAGE-TM- allow any paper document to be converted to electronic form for magnetic storage. Magnetic storage drastically reduces the physical space needed for paper-based filing systems and offers computer access to handwritten or non-computer generated documents within seconds, a dramatic improvement over traditional paper filing systems. The software has the ability to file, route, track, archive and manage the flow of incoming and outgoing documents throughout an organization. Using an open, client/server architecture design, 1MAGE-TM- provides a comprehensive solution for scanning, indexing, storing and retrieving document images so that these may be viewed, printed and faxed.

INFORMATION SOLUTIONS Information Solutions (ISI), a division of the Company, markets, installs and supports integrated computer systems. It packages third party hardware and proprietary software products to meet the information management needs of its customers. The vast majority of ISI's business is on sales of integrated computer systems utilizing 1MAGE-TM-software to the motor carrier industry.

     A typical computer system marketed by ISI consists of computer hardware (the computer and peripheral devices), operating system software (the program that enables the user to supervise the computer's resources) and applications software (the programs that manage the user's data). Complete computer systems, including peripheral devices, may range in price from $90,000 to $2,500,000.

IMAGING SOFTWARE MARKET

     The Company targets key markets for 1MAGE-TM- through VARs, systems integrators, and other companies which market complementary software or other products. Significant target markets identified to date are manufacturing, insurance, government, transportation, and healthcare. The Company has contracts in place with VARs for the financial services, government, manufacturing, distribution, healthcare, and systems integration markets and is actively seeking to expand its independent sales network.

     The Company offers a comprehensive reseller program which provides, in the context of a cooperative marketing effort, a broad range of sales, marketing, and technical support. The program includes technical training and assistance, marketing communications, sales training and assistance, lead referral services, customized product literature, and a discounted demonstration/development system.

PRODUCTS

     As noted above, the Company's primary product is 1MAGE-TM-, its proprietary document imaging software package. The Company is continually enhancing this product in order to improve its performance and expand its possible uses.

1MAGE-TM- DOCUMENT MANAGEMENT - 1MAGE-TM- is a comprehensive, UNIX-based electronic document imaging and management system that offers all the capabilities needed to control incoming and outgoing documents. Its features and functionality include scanning, facsimile, optical character recognition, bar code recognition, workflow, and hierarchical storage management employing optical disk storage.

     1MAGE-TM- includes several distinguishing features: the ability to use many different type workstations or terminals, the ability to quickly and easily integrate with the existing business application software using application program interfaces (APIs), and the ability to handle the needs of companies of all sizes economically. Through the use of the UNIX operating system and open systems technology, the Company can offer an imaging solution to its customers at substantially lower cost than was previously available.

     1MAGE-TM- is sold through the Company's worldwide reseller program to companies in other vertical markets. During 1995, sales of 1MAGE-TM-software licenses accounted for 92% of all revenue from the Company's sales of software licenses (excluding annual license fees) and 29% of total revenue; in 1994, revenue from sales of 1MAGE-TM- software licenses accounted for 97% and 53%, respectively.

     The proprietary applications software packages sold by the Company utilize the popular UNIX operating systems and both VMARK's uniVerse-Registered Mark- database management system and Unidata's database manager. The Company utilizes open systems technology, making its software transportable to numerous hardware products from varying manufacturers. Because of the number of manufacturers using the UNIX operating system, customers are rarely restricted in their choice of hardware manufacturers and seldom incur substantial reprogramming or conversion costs.

1MAGE FOR TRANSPORTATION - 1MAGE FOR TRANSPORTATION was introduced in 1992 to provide features necessary to store, retrieve, and manage the documents used by the motor carrier industry. It has the ability to scan, view, print, and fax records and can be integrated with other transportation business application products offered by ISI. A more general version of 1MAGE FOR TRANSPORTATION is currently being offered to other trucking software suppliers under the Company's reseller program.

TMC - TRANSPORTATION MANAGEMENT AND CONTROL - TMC is a comprehensive on-line transportation and financial software package consisting of 16 major modules designed to manage a trucking company's operations and accounting functions. The major modules within this system include Dispatch, Fuel, Settlements, Equipment, Tax, Accidents, Claims and Financial Management. The first version of TMC was introduced in 1980, and the current version is being used by several national carriers. In 1995, sales of TMC software accounted for 8% of all revenue from the initial sale of software licenses (excluding annual license fees) and 3% of total revenue; in 1994, sales of TMC software accounted for or 2% and 1%, respectively.

     ISI warrants that its software will perform substantially as specified for 90 days following installation. Following this warranty period, customers sign support and service agreements which extend this coverage.

     ISI markets hardware and peripheral products to facilitate its software sales. ISI also markets the hardware of IBM and Hewlett Packard. All manufacturers' warranties on hardware are passed through to the customer. The majority of the computers sold by ISI are RISC (reduced-instruction set computing) processors, capable of handling from three to 2,000 terminals.

     ISI also markets peripheral products such as scanners, jukeboxes, X-terminals, character terminals, PCs, printers and disk drives. Computer hardware and peripheral products are purchased as needed to fill customer orders; no sizable inventory is maintained. Hardware and peripheral products are generally shipped directly from the manufacturer to the customer. ISI purchases computer and peripheral products at discounts which range from 10% to 40% of the manufacturer's list price, depending on the manufacturer and the volume of products sold, and retains a portion of that discount as profit. In 1995, revenue from hardware sales accounted for $1,141,622 of the Company's total revenue, as compared to $1,498,206 of total revenue for 1994.

SERVICE AND SUPPORT

     The Company licenses its applications software to its customers and, except for sublicenses to truck and automobile dealers (see "Customers" below), charges an annual license fee which must be paid if the customer wishes to continue using the software. During 1995 and 1994, annual license fees accounted for $403,381 and $254,174 respectively, of the Company's net sales. Annual software license fee revenue for 1995 was up 59% over 1994 levels as new and existing users continue to pay fees associated with the
license program.   The Company believes annual licenses fees from existing
and new customers will contribute to the long-term stability of the Company. The Company also provides installation services and technical support to its customers. Technical support includes training, consulting services and other ongoing support. For the years ended December 31, 1995 and 1994, the revenues from these services accounted for $447,695 and $355,410, or approximately 15% and 8% of the Company's net sales, respectively. The Company does not provide service for hardware. Service for computer hardware sold by ISI is provided directly by the manufacturer.

MARKETING AND DISTRIBUTION

     The Company has signed VAR agreements with 15 resellers. Under the reseller program, the Company provides its imaging product (1MAGE-TM-) to independent software integrators (resellers), who in turn market 1MAGE-TM-products to each of their individual markets. The Company's marketing objective is to support the current resellers and to enroll new dealers in the reseller program. The Company provides training aids, user instruction manuals and other documentation, and a newsletter to keep its resellers, as well as prospective resellers and customers, informed of new product applications and developments.

     In addition, the Company markets 1MAGE-TM- through its direct sales force. The Company's current direct sales efforts are focused on the motor carrier industry, as well as large entities that utilize uniVerse-Registered Trademark- or Unidata's database. Its general strategy is to (1) help its customers define the goals for their system, (2) provide the means of achieving those goals through its applications software and appropriately configured computer hardware, and (3) help assure the ongoing success of this collaborative process by providing continuing support, including on-site personnel training and classroom educational programs.

SOURCES OF SUPPLY

     In conjunction with the sale of its own proprietary software products, 1MAGE Software, Inc. sells a variety of third party vendors' software to its customers which complement 1MAGE-TM- and create an integrated software product. The amount and type of third party software provided to a given customer depends on that customers' needs, its planned uses for the imaging software and the configuration of its hardware and other software. The Company believes this combination of technologies provides the most advanced and cost-effective software product family.

     A limited number of manufacturers account for a majority of ISI's hardware sales. Should one hardware system be unavailable for any reason, however, a substitute system will likely be acceptable to the customer because the proprietary software marketed by ISI functions on all of the hardware systems that it distributes.

     ISI markets IBM equipment under an "Industry Remarketer affiliate" agreement with Pro America (Dallas, Texas), which allows for volume discounts on IBM products. This agreement renewed January, 1996 for two years. The current dealer agreement with VMARK Software, Inc. to remarket VMARK's proprietary software runs through May 15, 1996.

POSSIBLE FLUCTUATIONS IN OPERATING RESULTS

     The Company's current focus on offering its proprietary imaging software to a broader range of customers, through its emerging VAR network and its direct sales force, is expected to lessen the historical quarterly fluctuations in the Company's operating results. In addition, the use of multiple channels of distribution to reach these broader markets should further diminish the reliance on limited vertical markets. Nevertheless, large sales or groups of sales of 1MAGE-TM- licenses, may cause significant variances in quarterly results which may be difficult to predict.

     The Company's sales cycle, which generally commences at the time a prospective customer issues a request for proposal or otherwise demonstrates a serious interest in purchasing a system or software license and ends upon execution of a sales contract or software license, typically ranges from four to nine months. Operating results could vary from period to period as a result of the length of the sales cycle, the timing of individual system sales, conditions in the target markets and the economy in general.

TRADE SECRET AND COPYRIGHT LAWS

     The Company regards its software as proprietary and relies for protection upon trade secret and copyright laws and non-disclosure agreements with its employees as well as restrictions on disclosure and transferability contained in its software license agreements with its customers. Despite these restrictions, it may be possible for competitors or customers to copy aspects of the Company's products or obtain information that the Company regards as proprietary. Furthermore, there can be no assurance that others will not independently develop software products similar to those developed or planned by the Company. Although the Company believes its software does not infringe on the proprietary rights of others and has not received any notice of claimed infringement, it is possible that portions of the software marketed by the Company could be claimed to infringe on existing proprietary rights. In the unlikely event that any such infringements are found to exist, there can be no assurance that any necessary licenses or rights could be obtained, or could be obtained on terms satisfactory to the Company. Further, in such event, the Company could be required to modify the infringing software. There can be no assurance that the Company would be able to do so in a timely manner, upon acceptable terms and conditions, or at all; the failure to do so could have a material adverse effect on the Company.

BACKLOG

     As a practical matter, the Company's business has evolved to the point where the Company has minimal backlog at any given point in time. With respect to software sales, because there is no time delay between receipt of an order and delivery of the software, electronically or otherwise, there is effectively no backlog. System sales, which include hardware and software, made by the Company's ISI division, now have such short lead times because of direct delivery of the hardware by the manufacturer, that unfilled firm orders seldom, if ever, build up to significant levels.

     It is the Company's policy to permit customers to cancel hardware orders prior to shipment by the vendor. The Company normally receives a deposit of between 25% and 50% of the hardware and software price when an order is placed. This deposit may or may not be returned upon cancellation, depending on the circumstances of the cancellation.

CUSTOMERS

     Historically, the Company has primarily sold integrated computer systems to the transportation and other specialized industries. With the development of 1MAGE-TM-, the Company has begun to expand its customer base to businesses in a wide variety of industries and markets, facilitated through the use of VARs.

     In May, 1994, the Company signed a software license agreement with Reynolds+Reynolds, a Fortune 500 company headquartered in Dayton, Ohio, for the exclusive right to sublicense 1MAGE-TM- (without payment of further license fees to the Company) to businesses primarily engaged in retail sales of new or used automobiles, trucks or tractors. The Company continues to provide consulting services on an ongoing basis to Reynolds+Reynolds.

COMPETITION

The Company experiences intense competition in its business from numerous competitors who target one or more of the same markets or market segments as the Company. Software and systems that perform many of the same functions as the Company's systems and software are readily available from a number of competitors of the Company, some of which are larger and have greater financial, technical, marketing and other resources than the Company. The Company believes that the principal factors affecting a prospective customer's choice of a system are performance, service and price. The Company believes that usage of the popular UNIX based operating system has strengthened the Company's competitive position by making the Company's software compatible with more types of hardware. The Company further believes that its principal advantage over its competitors is the Company's utilization of a UNIX based open systems architecture which can be offered at lower prices.

LIMITED MARKETS

     The reseller program targets complementary markets and allows the Company to draw from a much larger market with respect to its imaging software products than its traditional markets of the trucking and transportation industries. As noted above, the Company's strategy has been to expand the domestic and international markets for its imaging software by engaging VARs for various industries and markets.

     The Company's experience has been that economic downturns in its niche markets sometimes result in reduction or deferral of capital expenditures by potential customers. While adverse economic conditions can sometimes lead to opportunities as potential customers downsize to smaller, more cost-efficient computer systems or replace custom designed systems that require higher levels of support and maintenance, the Company believes that a strong national economy, including a healthy motor carrier industry, is important to the success of its sales efforts.

PRODUCT DEVELOPMENT

     The computer industry is characterized by rapid technological changes in both software and hardware. In order to maintain the usefulness of its products and their compatibility with future hardware and software, the Company must continually modify and enhance its products. During 1995 and 1994, the Company spent approximately $380,255 and $ 335,536, respectively, for computer software development.

EMPLOYEES

     As of March 20, 1996, the Company employed 20 persons on a full-time basis, including 6 persons in sales and marketing, 10 in technical support and programming functions, and 4 in administrative positions.

     The competition for skilled employees in the computer industry is intense. The Company's chief executive officer, David R. DeYoung, receives a quarterly bonus equal to 5% of the Company's pretax profits. (See "Executive Compensation" in the Company's Proxy Statement. Sales personnel receive a commission based upon sales. The Company believes that these incentive programs are important in attracting and retaining skilled personnel. The future success on the Company will depend in large part upon the quality of its employees and the efforts they expend on behalf of the Company.

     None of the Company's employees are represented by a labor union, and the Company has experienced no work stoppage. The Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

     The Company's executive offices consist of approximately 6,600 square feet at Greenwood Executive Park, 6486 South Quebec Street, Englewood, Colorado, 80111 and are occupied pursuant to a non-cancelable lease that terminates on October 31, 1998. This space is leased from Comlease, a partnership owned by seven of the Company's present or former shareholders. (See "Certain Relationships and Related Transactions" in the Company's Proxy Statement.) The Company believes that its facilities and equipment are in good condition and satisfactory for their present uses.

ITEM 3.  LEGAL PROCEEDINGS

     There were no material pending legal proceedings to which the Company was a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the Company's calendar year ended December 31, 1995.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

MARKET INFORMATION

        The Company's Common Stock is quoted in the NASDAQ Small Cap System under the symbol ISOL. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share for the Common Stock as reported on NASDAQ.

                                                    BID PRICES
                                             -----------------------
                                              HIGH             LOW
                                             ------           ------
          1994
                First Quarter                $ 5.31           $  .63
                Second Quarter                 4.75             2.50
                Third Quarter                  4.75             2.75
                Fourth Quarter                 3.75             1.81

                                              HIGH             LOW
                                             ------           ------
          1995
                 First Quarter               $ 3.38           $ 1.88
                 Second Quarter                2.56             1.75
                 Third Quarter                 2.06             1.13
                 Fourth Quarter                1.25              .63

        These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

        On March 20, 1996, the closing bid price per share for the Common
Stock was $1.00 as reported on NASDAQ.   On this same date, there were
approximately 935 holders of record of the Common Stock.

DIVIDENDS

        The Company has never declared or paid cash dividends on its Common Stock and has no present intention to do so. For the foreseeable future, any earnings will be retained to finance the development and expansion of the Company's business. The declaration and payment of future dividends will be determined by the Company's Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth, for the periods indicated, selected financial data of the Company. This table should be read in conjunction with the financial statements and notes included in Item 8 of this Form 10-K and the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" following this section.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------
IN THOUSANDS, EXCEPT FOR PER SHARE DATA:           1995      1994     1993      1992     1991
                                                 --------   ------   ------   -------   ------
Net Sales                                        $  2,962   $4,633   $3,622   $ 2,509   $5,021
Cost of Sales                                       2,149    2,114    1,862     2,143    3,270
                                                 --------   ------   ------   -------   ------
Gross Profit                                          813    2,519    1,760       366    1,751
Selling, General & Admin. Expense                   1,992    1,833    1,741     1,634    1,674
Income (Loss) before Income Taxes                  (1,268)     643       75    (1,438)     176
                                                 --------   ------   ------   -------   ------
Net Income (Loss)                                $ (1,260)  $  601   $   75   $(1,438)  $  264
Net Income (Loss) Per Share                      $   (.66)  $  .34   $  .05   $ (1.08)  $  .20
Weighted Average Number of Outstanding Shares       1,912    1,778    1,548     1,338      977
                                                 --------   ------   ------   -------   ------

CONSOLIDATED BALANCE SHEETS

                                                             YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------
IN THOUSANDS:                                      1995      1994     1993     1992      1991
                                                 --------   ------   ------   -------   ------
Working Capital (Deficit)                        $    452   $1,380   $   36   $   160   $  248
Total Assets                                        2,004    3,578    2,461     2,631    3,461
Long-term Obligations                                 171       33      155       150      389
Total Stockholders' Equity                          1,300    2,494    1,257     1,134    1,312
                                                 --------   ------   ------   -------   ------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONSOLIDATED)

        YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994. The Company's net sales of $2,961,944 for the year ended December 31, 1995 were $1,670,929 (36%) lower than $4,632,873 reported for the same period a year earlier. This decline in revenue is attributable largely to a significant sale to a single customer in 1994 which comprised 40% of that year's revenue. Revenue from systems sales and software licenses (which includes hardware, operating systems software and both initial and annual renewals of applications software licenses) constituted 85% and 92% of total revenues in 1995 and 1994, respectively. Service and other revenue made up 15% and 8% of total revenues, respectively, in 1995 and 1994. Sales to first-time customers in 1995 were equivalent to 75% of total revenue as compared to 64% of total revenue for the year ended December 31, 1994. Additions to the existing customer base should contribute to future business as these customers increase the number of software user licenses, pay annual license fees, upgrade equipment and require ongoing technical support services.

Excluding the single software license transaction described above, software license revenues increased 28% in 1995 over 1994. Annual software license fee revenue for 1995 was up 59% over 1994 levels as new and existing users continue to pay fees associated with the license program. The
Company believes annual license fees from existing and new customers will contribute to the long-term stability of the Company.

Selling, general and administrative (SG&A) expenses of $1,952,001 were 6.5% higher than expenses incurred during 1994. In the last six months of 1995, management implemented cost cutting measures in order to reduce overhead expenses, as a response to lower revenue levels. Employee headcount was reduced by 33%, year over year. The Company employed twenty (20) persons at December 31, 1995 compared to thirty (30) employees at December 31, 1994. The Company believes that it can significantly increase revenue without increasing personnel. Bad debt expense resulting from certain customers in the transportation industry contributed to the increased SG&A expense. In addition, the Company wrote down the remaining balance of certain software products to their future net realizable value.

Net loss for the year ended December 31, 1995 was $(1,259,724) or $(.66) per share as compared to net income of $600,890 or $.34 earnings per share for the year ended December 31, 1994. Future profitability is dependent upon reducing SG&A expense while increasing sales to at least 1993 levels.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993. The Company's net sales of $4,632,873 for the year ended December 31, 1994, increased $1,011,247 (28%) from net sales of $3,621,626 for the year ended December 31, 1993. Software license sales for 1994 totaled $2,518,065 (54% of total revenue) compared to hardware sales of $1,498,206 (32% of total revenue); versus 1993 software license sales of $1,635,529 (45% of total revenue) and hardware sales of $1,249,516 (34.5% of total revenue) for 1993. This upturn in profits was primarily due to sales generated from IMAGE-TM-, a document imaging software product introduced in late 1992. Sales of software licenses and integrated computer systems utilizing IMAGE-TM- applications software products accounted for 81% ($3,747,057) of the Company's revenue in 1994, as compared to 42% ($1,518,927) of total revenue in 1993. Sales of transportation applications software, computer hardware and related services to the motor carrier industry comprised 19% ($885,775) of the Company's total revenue for 1994, compared to 51% ($1,835,165) of total revenue during 1993. Sales revenue from the commercial/government market sector was less than 1% of total revenue during 1994, versus 6% of total revenue for 1993.

         During 1994, sales to a single customer accounted for 40% of the combined Company's revenue, as compared to 12% for a different largest customer in 1993. Revenue from first-time customers accounted for 64% of the Company's total 1994 revenue, compared to 69% of total 1993 revenue. The Company's gross profit as a percentage of sales increased from 49% to 54% for the year ended December 31, 1994, compared to the year ended December 31, 1993. The increase is attributable to the 53% ($871,549) increase in software license sales year over year.

        The Company incurred selling, general and administrative expenses of $1,832,941 during 1994, which was $92,175 higher (5%) than such expenses for 1993 primarily due to an increase in bad debt expense. Interest expense increased $37,655 during 1994 as compared to 1993, primarily due to an adjustment for compounded interest on notes payable due to related parties. For the year ended December 31, 1994, the Company earned income of $600,890, or $.34 per share, compared to net income of $75,307 or $.05 per share for the year ended December 31, 1993. For the second consecutive year, the Company's software license sales exceeded hardware sales as a percent of total revenue.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and cash equivalents decreased $302,862 during the twelve months ended December 31, 1995, primarily due to net cash used for investing activities. Cash used for capitalized software costs (primarily for development of the new release of IMAGE-TM- software) totaled $380,255 for the year ended December 31, 1995. In addition, the Company invested $100,000 in a joint venture to create ScanUSA, LLC, a document scanning service bureau. The Company had working capital of $451,746 on December 31, 1995. The ratio of current assets to current liabilities was 1.8:1 at year end.

        The Company's internal sources of liquidity are revenues from operations and cash on hand. The Company receives most of its revenues for software licenses and system sales upon installation and does not maintain inventory balances. The Company has a $110,000 revolving line of credit. The loan is secured by certain notes and accounts receivable.

        The Company has no material commitments for capital expenditures for 1996.

        Management believes that inflation has not had a material impact on its results of operations to date.

ITEM 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


IMAGE SOFTWARE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----
INDEPENDENT AUDITORS' REPORT                                          14

CONSOLIDATED BALANCE SHEETS - December 31, 1995 and 1994              15

CONSOLIDATED STATEMENTS OF OPERATIONS - For the Years Ended
        December 31, 1995, 1994 and 1993                              16

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - From
        January 1, 1993 through December 31, 1995                     17

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Years Ended
        December 31, 1995, 1994 and 1993                              18

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS                            20

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION             29

SCHEDULE VIII - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS        30

                       INDEPENDENT AUDITORS' REPORT



Board of Directors
Image Software, Inc.
Englewood, Colorado


We have audited the accompanying consolidated balance sheets of Image Software, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Image Software, Inc. as of December 31, 1995 and 1994, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

/s/ KARSH & COMPANY, P.C.
- --------------------------------------
KARSH & COMPANY, P.C.


Denver, Colorado
March 4, 1996

IMAGE SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------

                                                                                           1995         1994
ASSETS                                                                                -----------   -----------
CURRENT ASSETS:

              Cash and cash equivalents                                               $   345,852   $   648,714
              Receivables:
                 Trade (less allowance: 1995, $96,925; 1994, $35,020)                     561,720     1,494,379
                 Current portion of notes receivable (less allowance: 1995, none;
                   1994, $29,659)                                                          15,210        79,608
                 Employee advances                                                          6,919        10,138
              Inventory                                                                    28,642        57,981
              Prepaid expenses                                                             25,839       140,267
                                                                                      -----------   -----------
                 Total current assets                                                     984,182     2,431,087
NOTES RECEIVABLE (less allowance: 1995, none; 1994, $75,841)                                    -       100,653
PROPERTY AND EQUIPMENT, net                                                               268,550       259,972
OTHER ASSETS:
              Purchased computer software, net                                                  -        81,710
              Software development costs, net                                             708,360       679,430
              Investment in SCAN:USA                                                       13,939             -
              Other                                                                        28,502        25,549
                                                                                      -----------   -----------
TOTAL ASSETS                                                                          $ 2,003,533   $ 3,578,401
                                                                                      -----------   -----------
                                                                                      -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
              Line of credit                                                          $   100,477   $    45,850
              Notes payable to related parties                                                  -        98,548
              Current portion of capital lease obligations                                 11,347        26,828
              Accounts payable                                                            221,401       392,451
              Income taxes payable                                                              -        37,000
              Accrued sales commissions                                                    29,468        85,764
              Accrued liabilities                                                         169,743       364,954
                                                                                      -----------   -----------
                 Total current liabilities                                                532,436     1,051,395
                                                                                      -----------   -----------
LONG-TERM OBLIGATIONS:
              Convertible notes payable                                                   150,000             -
              Notes payable to related parties                                             21,461        32,808
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY:
              Common stock, $.004 par value - 10,000,000 shares authorized; shares
                 outstanding:  1995 - 1,936,859; 1994 - 1,892,272                           7,748         7,569
              Additional paid-in capital                                                6,619,758     6,590,507
              Accumulated deficit                                                      (5,327,870)   (4,068,146)
              Less cost of common stock held in treasury (1995 - none;
                 1994 - 2,575)                                                                  -       (35,732)
                                                                                      -----------   -----------
                 Total shareholders' equity                                             1,299,636     2,494,198
                                                                                      -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 2,003,533   $ 3,578,401
                                                                                      -----------   -----------
                                                                                      -----------   -----------

See notes to consolidated financial statements.

IMAGE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
- --------------------------------------------------------------------------------

                                                             1995         1994         1993
                                                         -----------   ----------   ----------
REVENUE:
                System sales and software licenses       $ 2,514,249   $4,269,370   $3,167,185
                Services and other                           447,695      363,503      454,441
                                                         -----------   ----------   ----------
                  Total revenue                            2,961,944    4,632,873    3,621,626
                                                         -----------   ----------   ----------
COST OF REVENUE:
                System sales and software licenses         1,457,620    1,553,156    1,319,639
                Services and other                           691,323      561,041      542,121
                                                         -----------   ----------   ----------
                  Total cost of revenue                    2,148,943    2,114,197    1,861,760
                                                         -----------   ----------   ----------
GROSS PROFIT                                                 813,001    2,518,676    1,759,866
                                                         -----------   ----------   ----------
OPERATING EXPENSES:
                Selling, general and administrative        1,952,001    1,832,941    1,740,766
                Write-down of software                        40,030          -            -
                                                         -----------   ----------   ----------
                  Total operating expenses                 1,992,031    1,832,941    1,740,766
                                                         -----------   ----------   ----------
INCOME (LOSS) FROM OPERATIONS                             (1,179,030)     685,735       19,100
                                                         -----------   ----------   ----------
OTHER INCOME (EXPENSE):
                Interest expense                             (21,040)     (67,924)     (30,269)
                Equity in earnings of affiliates             (86,061)         -            -
                Interest income                               27,377       26,946       13,612
                Gain on sales of assets                          -            -         13,093
                Other                                         (8,970)      (1,867)      59,771
                                                         -----------   ----------   ----------
                  Total other income (expense)               (88,694)     (42,845)      56,207
                                                         -----------   ----------   ----------
INCOME (LOSS) BEFORE INCOME TAXES                         (1,267,724)     642,890       75,307
PROVISION FOR INCOME TAXES                                     8,000      (42,000)         -
                                                         -----------   ----------   ----------
NET INCOME (LOSS)                                        $(1,259,724)  $  600,890   $   75,307
                                                         -----------   ----------   ----------
                                                         -----------   ----------   ----------
EARNINGS (LOSS) PER COMMON SHARE                         $     (0.66)  $     0.34   $     0.05
                                                         -----------   ----------   ----------
                                                         -----------   ----------   ----------
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                       1,911,731    1,778,014    1,547,591
                                                         -----------   ----------   ----------
                                                         -----------   ----------   ----------

See notes to consolidated financial statements.

IMAGE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
- ---------------------------------------------------------------------------

                                                    COMMON STOCK       ADDITIONAL                   TREASURY STOCK
                                                 -------------------     PAID-IN       ACCUM.     ------------------
                                                  SHARES      AMOUNT     CAPITAL      DEFICIT     SHARES    AMOUNT       TOTAL
                                                 ---------    ------   -----------  -----------   ------   ---------  ----------
BALANCES, January 1, 1993                        1,534,340    $6,137   $ 5,908,203  $(4,744,343)   2,575   $ (35,732) $1,134,265
  Issuance of common stock for services              3,077        12         4,988            -        -           -       5,000
  Issuance of common stock in connection
    with retirement of debt                         11,699        47        23,450            -        -           -      23,497
  Compensation expense related to
    nonqualified stock options                           -         -        18,794            -        -           -      18,794
  Net income                                             -         -             -       75,307        -           -      75,307
                                                 ---------    ------   -----------  -----------   ------   ---------  ----------
BALANCES, December 31, 1993                      1,549,116     6,196     5,955,435   (4,669,036)   2,575     (35,732)  1,256,863
  Issuance of common stock for services            107,000       429       229,259            -        -           -     229,688
  Issuance of common stock in connection
    with retirement of debt                        111,112       445             -            -        -           -      50,000
  Accrued liabilities converted to common stock      4,307        16         6,444            -        -           -       6,460
  Exercise of incentive common stock options        20,737        83        20,974            -        -           -      21,057
  Exercise of nonqualified common stock options    100,000       400       328,840            -        -           -     329,240
  Net income                                             -         -             -      600,890        -           -     600,890
                                                 ---------    ------   -----------  -----------   ------   ---------  ----------
BALANCES, December 31, 1994                      1,892,272     7,569     6,590,507   (4,058,146)   2,575     (35,732)  2,494,198
  Issuance of common stock in connection
    with retirement of debt                         20,000        80        23,670            -        -           -      23,750
  Issuance of common stock for services             27,162       109        41,303            -        -           -      41,412
  Cancellation of treasury stock                    (2,575)      (10)      (35,722)           -   (2,575)     35,732           -
  Net loss                                               -         -             -   (1,259,724)       -           -  (1,259,724)
                                                 ---------    ------   -----------  -----------   ------   ---------  ----------
BALANCES, December 31, 1995                      1,936,859    $7,748   $ 6,619,758  $(5,327,870)       -   $       -  $1,299,636
                                                 ---------    ------   -----------  -----------   ------   ---------  ----------
                                                 ---------    ------   -----------  -----------   ------   ---------  ----------

See notes to consolidated financial statements.

IMAGE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
- ---------------------------------------------------------------------------

                                                                   1995           1994             1993
                                                               ------------    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $ (1,259,724)   $  600,890      $   75,307
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                                     516,585       484,338         410,821
  Allowance for doubtful accounts                                   152,300       123,520          (3,591)
  Gain on sale and abandonment of assets                                  -             -         (13,093)
  Write-down of notes receivable                                          -       176,507               -
  Issuance of stock for services                                     41,412       229,688           5,000
  Compensation expense related to nonqualified stock options              -       131,840          18,794
  Write-down of capitalized software                                 40,030             -               -
  Equity in loss of affiliate                                        86,061             -               -
  Changes in assets and liabilities:
    Short-term investments                                                -             -         107,184
    Receivables                                                     914,522      (773,808)       (156,742)
    Inventory                                                       (13,515)          274          39,379
    Prepaid expenses                                                114,428      (128,744)         15,558
    Accounts payable                                               (208,050)     (155,172)       (285,843)
    Accrued liabilities                                            (251,507)      193,700          64,147
                                                               ------------    ----------      ----------
Net cash provided by operating activities                           132,542       883,033         276,921
                                                               ------------    ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                  (89,304)      (81,954)        (29,244)
Additions to capitalized software                                  (380,255)     (335,536)       (378,688)
Payments from notes receivable                                       34,107        67,003         137,304
Proceeds from sale of property and equipment                              -             -           1,775
Proceeds from sale of securities                                          -             -          42,301
Investment in affiliate                                            (100,000)            -               -
Increase in other assets                                             (2,953)       (8,879)         (7,357)
                                                               ------------    ----------      ----------
Net cash used for investing activities                             (538,405)     (359,366)       (233,909)
                                                               ------------    ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to line of credit                                         255,000       247,500         329,000
Repayment of line of credit                                        (200,373)     (271,012)       (304,638)
Additions to long-term obligations                                        -             -          50,000
Repayment of long-term obligations                                 (101,626)      (78,426)       (176,094)
Proceeds from issuance of convertible debt                          150,000             -               -
Proceeds from exercise of common stock options                            -       218,457               -
                                                               ------------    ----------      ----------
Net cash provided by (used for) financing activities                103,001       116,519        (101,732)
                                                               ------------    ----------      ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (302,862)      640,186         (58,720)
CASH AND CASH EQUIVALENTS, beginning of year                        648,714         8,528          67,248
                                                               ------------    ----------      ----------
CASH AND CASH EQUIVALENTS, end of year                         $    345,852    $  648,714      $    8,528
                                                               ------------    ----------      ----------
                                                               ------------    ----------      ----------


See notes to consolidated financial statements.

IMAGE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
- ---------------------------------------------------------------------------

                                                                      1995           1994         1993
                                                                   ---------     ---------     --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                             $  75,403     $  26,060     $ 24,442
                                                                   ---------     ---------     --------
                                                                   ---------     ---------     --------
Income taxes paid                                                  $  29,000     $   5,000     $      -
                                                                   ---------     ---------     --------
                                                                   ---------     ---------     --------

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

Debt and accrued interest retired in exchange for common stock     $  23,750     $  50,000     $ 23,497
                                                                   ---------     ---------     --------
                                                                   ---------     ---------     --------
Inventory reclassified to equipment                                $  42,854     $  45,754     $      -
                                                                   ---------     ---------     --------
                                                                   ---------     ---------     --------
Reclassification of trade receivables to notes receivable          $       -     $  32,437     $355,605
                                                                   ---------     ---------     --------
                                                                   ---------     ---------     --------
Accrued commissions converted to common stock                      $       -     $   6,460     $      -
                                                                   ---------     ---------     --------
                                                                   ---------     ---------     --------
Purchase of equipment under capital lease                          $       -     $       -     $ 54,600
                                                                   ---------     ---------     --------
                                                                   ---------     ---------     --------


See notes to consolidated financial statements.

1MAGE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993
- ---------------------------------------------------------------------------

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION - 1MAGE Software, Inc. (formerly Information Solutions, Inc. (the "Company")), was incorporated in Colorado in December 1981.

     In June 1994, Information Solutions, Inc. changed its name to 1MAGE Software, Inc. Simultaneously, its subsidiary, 1MAGE Software, Inc. changed its name to Information Solutions, Inc.

     From June of 1994 until December of 1995, the Company operated as two (2) distinct entities. 1MAGE Software, Inc. developed and marketed a UNIX-based electronic document image management and retrieval system. Information Solutions, Inc. marketed, installed, and supported integrated computer systems in the motor carrier industry.

     On December 31, 1995, Information Solutions, Inc. was merged into 1MAGE Software, Inc.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of 1MAGE Software, Inc. and its wholly-owned subsidiary, Information Solutions, Inc.(formerly 1MAGE Software, Inc.) All material intercompany transactions have been eliminated.

     CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with a maturity of ninety days or less to be cash equivalents.

     MARKETABLE EQUITY SECURITIES - The portfolio of marketable equity securities was sold during 1993 for a gain of $34,543. The cost of the securities was determined on a specific identification basis.

     INVENTORIES consist of finished goods and are stated at the lower of cost (specific identification method) or market (net realizable value).

     INVESTMENTS - During 1995, the Company purchased a 50% interest in ScanUSA, LLC. This investment has been accounted for using the equity method of accounting.

     PROPERTY AND EQUIPMENT are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lifes (generally five years) of the assets or the lease term, if shorter.

     SOFTWARE DEVELOPMENT COSTS are capitalized when technological feasibility is established. Such costs are stated at the lower of unamortized cost or net realizable value. Amortization is computed using either the straight-line method based on estimated economic lives of the products (five years) or the ratio that current product revenues bear to the total of current and anticipated future product revenues, whichever is greater. The amounts capitalized for the years ended December 31, 1995, 1994 and 1993 were $380,255, $335,536, and $378,688 respectively. Amortization of these costs totaled $311,295, $312,660, and $251,286, respectively. During 1995, the Company wrote down $40,030 of software development costs to net realizable value. The net realizable value of such capitalized costs is reviewed by management on a periodic basis, and costs in excess of net realizable value, if any, are charged to operations.

     PURCHASED SOFTWARE is stated at cost less accumulated amortization. For the years ending December 31, 1995, 1994 and 1993 accumulated amortization was $1,001,987, $920,277, and $818,437 and respectively. Purchased software is amortized using the straight-line method over the estimated useful life of the software (ten years). The net realizable value of such capitalized costs is reviewed by management on a periodic basis, and costs in excess of net realizable value, if any, are charged to operations.

     REVENUE RECOGNITION - Revenue from the sale of software licenses and computer equipment and existing application software packages is recognized when the software and computer equipment are shipped to the customer, remaining vendor obligations are insignificant, there are no significant uncertainties about customer acceptance and collectibility is probable. Revenue from related services, including installation and software modifications, is recognized upon performance of services.

     The Company performs credit evaluations of its customers' financial condition and generally does not require collateral. The Company retains a security interest in the equipment and software sold until they are paid in full. Receivables are generally due within 30 days, with those customers not meeting those requirements being subject to stricter credit policies. In 1995, the Company charged $246,444 of notes receivable to bad debts for a customer who filed bankruptcy. Credit losses to customers have generally been within management's expectations.

     In 1993, a specific contract provided for the right to return the software. During 1994, the Company charged $150,040 to sales returns for the return of software sold.

     In March 1996, the Company recovered $110,838 of income from receivables which had previously been recorded as bad debt.

     One customer accounted for 14% of 1995 revenues. Three different customers accounted for 17%, 13% and 12% of accounts receivable at December 31, 1995, respectively.

     One customer accounted for 40% of 1994 revenues and 43% of accounts receivable at December 31, 1994. This receivable was collected in February 1995.

     One customer accounted for 12% of 1993 revenues and 25% of the accounts receivable at December 31, 1993. A different customer accounted for 17% of revenue during 1993. Two other customers each accounted for 26% of accounts receivable at December 31, 1993.

     INCOME (LOSS) PER SHARE is computed by dividing net income (loss) by the weighted average number of common and equivalent shares. Common stock equivalents were not included in the weighted average number of shares outstanding for loss periods as their effect was anti-dilutive. Fully diluted earnings per share are either anti-dilutive or not materially different from primary earnings per share.

     INCOME TAXES are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of depreciation, capitalized software development costs and allowance for doubtful accounts for financial and income tax reporting. The Company currently has substantial net operating loss, research credit and investment tax credit carryforwards.

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which required a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

     RECLASSIFICATIONS - Certain items in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation. Such reclassifications had no effect on net income or loss.

     ESTIMATES -The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that can affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consist of the following:

                                                          1995         1994
                                                      ----------   ----------
     Equipment                                        $  642,768   $  511,370
     Leasehold Improvements                               78,169       78,169
     Furniture                                            66,441       65,684
                                                      ----------   ----------
                                                         787,378      655,223
     Less: Accumulated depreciation and amortization    (518,828)    (395,251)
                                                      ----------   ----------
                                                      $  268,550   $  259,972
                                                      ----------   ----------
                                                      ----------   ----------

3.   NOTES RECEIVABLE

     Notes receivable at December 31 consist of the following:

                                                                     1995           1994
                                                                   ---------     ---------
     Trade receivable, receivable installments of $4,055
      through April 1996                                           $  12,164     $  28,382
     Notes receivable, receivable in monthly installments of
      $1,533, including interest at 8%, through April 1996             3,046        20,938
     Trade note receivable, charged to bad debt in 1995                    -       108,367
     Trade note receivable, net of allowance: 1995, none;
      1994, $105,500 charged to bad debt in 1995                           -        22,574
                                                                   ---------     ---------
                                                                      15,210       180,261
     Less: Current portion                                           (15,210)      (79,608)
                                                                   ---------     ---------
     Non-current portion                                           $       -     $ 100,653
                                                                   ---------     ---------
                                                                   ---------     ---------


4.   ACCRUED LIABILITIES

     Accrued liabilities at December 31 consist of the following:

                                                                      1995          1994
                                                                    --------      --------
     Sales tax payable                                              $ 84,371      $102,364
     Accrued compensation                                             15,534         3,500
     Accrued interest                                                 11,667        66,029
     Customer deposits                                                 2,527       143,851
     Other                                                            55,644        49,210
                                                                    --------      --------
                                                                    $169,743     $364,954
                                                                    --------      --------
                                                                    --------      --------

5.   LINE OF CREDIT

     The Company has a $110,000 revolving bank line of credit which expires June 11, 1996 and bears interest at prime (8.5% at December 31, 1995) plus 1% and is secured by the Company's notes and accounts receivable. Total borrowings outstanding under the line of credit were $100,477 at December 31, 1995.

6.   LONG-TERM OBLIGATIONS - RELATED PARTIES

     The principal and interest payable to directors/ former director outstanding at December 31, 1994 and 1993 were convertible into common stock at $4.50 per common share. During 1995, the Company repaid the notes payable totaling $161,213 including accrued interest of $62,665.

     Interest expense for the years ended December 31, 1995, 1994 and 1993 was $21,040, $67,924, and $30,269, and includes amounts to related parties of ($3,364), $44,865, and $13,408, respectively.

7.   CONVERTIBLE NOTES PAYABLE

     Convertible notes payable at December 31, consist of the following:

                                                            1995
                                                         ----------
     10% Notes Payable, due January 15, 1997             $  100,000
     10% Notes Payable, due August 18, 1997                  50,000
                                                         ----------
                                                         $  150,000
                                                         ----------
                                                         ----------

     The principal and interest are convertible into common stock at $1.50 per common share for the notes due January 15, 1997 and $.9375 per common share for the notes due August 18, 1997. Attached to the convertible notes payable are options to purchase 66,668 and 53,332 common shares at an exercise price of $1.50 and $.9375, respectively. These options will expire on July 31, 1996.

8.   SHAREHOLDERS' EQUITY

     COMMON STOCK

     On March 10, 1993, the Board of Directors approved a 4-for-1 reverse stock split of the Company's common stock effective March 24, 1993. On May 17, 1994, the shareholders of the Company's common stock ratified the reverse stock split, and approved an amendment to the Articles of Incorporation to reduce the number of authorized shares of common stock to 10,000,000 and change the par value to $.004. All references in the accompanying financial statements as to the number of common shares and per share amounts have been restated to reflect the reverse stock split and the amendment.

     In 1995, one note holder received $23,750 of accrued interest in shares of common stock at $1.1875 per common share. In 1994, in accordance with the conversion terms, one officer converted his principal to common stock at $.45 per common share. In 1993, one noteholder converted his principal and interest to common stock at $2.00 per common share.


     In 1995, the Company canceled the 2,575 shares of common stock held in the treasury.

     STOCK COMPENSATION PLANS

     At December 31, 1995, the Company has two stock based compensation plans, which are described below. The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its 1994 or 1993 Stock Option Plans.

     Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the rates of awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                     1995
                                                 ------------
                  Net Loss:  As reported         ($1,259,724)
                               Pro forma         ($1,316,724)
     Loss per common share:  As reported            ($.66)
                               Pro forma            ($.69)

     1994 STOCK OPTION AND GRANT PLAN

     In April 1994, the Company authorized 700,000 shares of common stock for issuance under its 1994 Stock Option and Grant Plan ("1994 Plan") to employees, consultants, advisors, and independent contractors.

     The options are granted to purchase common stock at the fair market value on the date of grant or at other prices as determined by the Board of Directors. Options issued under the 1994 Plan become exercisable in one or more installments during its term and the right to exercise may be cumulative, as determined by the Board. Options expire as determined by the Board of Directors, but not more than 10 years after the date of grant.

     The terms and conditions of stock awards granted under the 1994 Plan may differ from one grant to another as the Board of Directors determines. During 1994, the Company paid financial advisory fees with nonqualified stock options granted at less than fair market value. Financial advisory fees totaling $34,640 and $97,200 were expensed in 1995 and 1994 respectively.

     Details of activity under the 1994 Plan are as follows:


                                 OUTSTANDING     VALUE PER
          STOCK OPTIONS            OPTIONS         SHARE            TOTAL
          -------------          -----------   -------------     -----------
     Granted                       700,000     $2.75 - $3.50     $ 2,360,500
     Canceled                     (250,000)        $3.70            (925,000)
     Exercised                    (100,000)    $2.97 - $3.70        (348,000)
                                  --------                       -----------
     Balances, December 31, 1994   350,000     $2.75 - $3.25       1,087,500

     Granted                        12,000     $ .75 - $1.38          15,250
     Canceled                     (350,000)    $2.75 - $3.25      (1,087,500)
                                  --------                       -----------
     Balances, December 31, 1995    12,000     $ .75 - $1.38     $    15,250
                                  --------                       -----------
                                  --------                       -----------


          STOCKS GRANTS             SHARES      GRANT PRICE         TOTAL
          -------------            -------     -------------     -----------
                                       500         $3.62         $     1,812
                                    15,000         $2.63              39,375
                                     2,500         $3.20               8,001
                                   -------                       -----------
     Balances, December 31, 1994    18,000                            49,188
                                     6,500         $1.00               6,500
                                    27,526         $1.19              32,663
                                       533         $1.87                 999
                                     4,155         $1.93               8,000
                                     4,051         $1.97               8,000
                                     3,926         $2.04               7,999
                                       471         $2.12               1,001
                                   -------                       -----------
     Balances, December 31, 1995    65,162                       $   114,350
                                   -------                       -----------
                                   -------                       -----------

        At December 31, 1995 options to purchase 12,000 shares of common stock were exercisable and 522,838 shares were available for future grant.

        1993 STOCK OPTION PLAN

        In May 1994, the Company authorized 235,000 shares of common stock for issuance under its 1993 Stock Option Plan ("1993 Plan") as incentive or nonqualified stock options. The Company grants nonqualified stock options to officers, directors, employees and consultants. Incentive stock options may be granted to employees.

        The options are granted to purchase common stock at the fair market value on the grant date or at other prices as determined by the Board of Directors. The option vesting period is determined at the time of each grant, and all options expire two to ten years from the grant date. Compensation related to stock options granted at less than fair market value totaling $18,794 was expensed in 1993.

        A summary of the 1993 Plan stock option activity follows:

                                            SHARES     VALUE PER SHARE      TOTAL
                                           -------     ---------------     --------
         Balances, January 1, 1993          25,875       $.36 - $4.00      $ 43,685
         Canceled                           (5,625)         $4.00           (22,500)
         Granted                            20,875       $.97 - $1.24        20,654
                                           -------                         --------
         Balances, December 31, 1993        41,125       $.36 - $2.50        41,839

         Exercised                         (20,737)      $.36 - $2.50       (21,057)
         Canceled                           (5,675)     $1.24 - $1.94        (8,997)
         Granted                            50,250      $1.81 - $2.87       108,078
                                           -------                         --------
         Balances, December 31, 1994        64,963      $1.24 - $2.87       119,863

         Canceled                          (23,750)     $1.81 - $2.87       (48,182)
         Granted                           151,500      $1.12 - $2.06       170,963
                                           -------                         --------
         Balances, December 31, 1995       192,713       $.97 - $2.87      $242,644
                                           -------                         --------
                                           -------                         --------

        At December 31, 1995, options for 189,013 shares were exercisable under the 1993 Plan. There were options for 42,287 shares available for grant.

        COMMON STOCK WARRANTS

        On January 28, 1994, the board of directors granted 100,000 warrants to an officer to purchase shares of common stock at an exercise price of $1.5625 per share, expiring on January 31, 1999.

        COMMON STOCK RESERVED

        Common stock reserved at December 31, 1995 was as follows:

         1994 Stock Option and Grant Plan                   534,838
         1993 Stock Option Plan                             214,263
         Convertible Notes Payable                          128,652
         Investor Options                                   120,000
         Warrants                                           100,000
                                                          ---------
                                                          1,097,753
                                                          ---------
                                                          ---------

9.      INCOME TAXES

        The provisions for income taxes for the years ended December 31, consist of:

                                              1995        1994          1993
                                            --------    ---------     --------
         Current:
            Federal                         $     -     $ 323,700     $106,800
            State                            (8,000)       55,600       17,800
                                            -------     ---------     --------

         Total current                       (8,000)      379,300      124,600
                                            -------     ---------     --------

         Deferred:
            Federal                               -      (127,000)     (77,100)
            State                                 -       (21,800)     (12,900)
                                            -------     ---------     --------
         Total deferred                           -      (148,800)     (90,000)
                                            -------     ---------     --------
                                             (8,000)      230,500       34,600
         Utilization of net operating
           loss carryforward                      -      (188,500)     (34,600)
                                            -------     ---------     --------

         Provision for income taxes         $(8,000)    $  42,000     $      -
                                            -------     ---------     --------
                                            -------     ---------     --------

        The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

         PERCENT OF PRETAX INCOME                        1995        1994      1993
         ------------------------                       -----       -----     -----
         Federal tax rate                               (34.0)%      34.0%     34.0%
         Increase (decrease) in taxes resulting from:
            State income tax, net of federal
              tax benefit                                (3.6)        3.6       3.6
            Use of net operating loss                               (29.3)    (42.1)
              carryforward                               36.9
            Other, net                                     .1        (1.8)      4.5
                                                        -----       -----     -----
         Effective tax rate                               (.6)%       6.5%        -
                                                        -----       -----     -----
                                                        -----       -----     -----


        The components of the net deferred tax liability recognized in the accompanying balance sheets are as follows:

                                                1995             1994
                                            -----------      -----------
         Deferred tax liability             $     3,000      $    89,000
         Deferred tax asset                  (2,059,000)      (1,683,000)
         Valuation allowance                  2,056,000        1,594,000
                                            -----------      -----------
                                            $         -      $         -
                                            -----------      -----------
                                            -----------      -----------

        The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and their approximate tax effects are as follows:

                                                         1995           1994
                                                      -----------   -----------
         Future income (deductions)
           Net operating loss                         $(1,685,000)  $(1,275,000)
           Allowance for doubtful accounts                (36,000)      (55,000)
           Research and development credit               (206,000)     (206,000)
           Depreciation                                   (63,000)      (45,000)
           Investment tax credit                          (35,000)      (35,000)
           Capitalized software development costs           3,000        72,000
           Other                                          (34,000)      (50,000)
                                                      -----------   -----------
                                                      $(2,056,000)  $(1,594,000)
                                                      -----------   -----------
                                                      -----------   -----------

        The Company has net operating loss carryforwards for federal and Colorado income tax purposes of approximately $4,482,000 and $2,577,000, respectively. Investment tax credit carryforwards of approximately $35,000 and research and development tax credit carryforwards of approximately $206,000 are available to reduce future federal income taxes. These carryforwards expire on varying dates from 1996 through 2010.

10.     EMPLOYEE BENEFIT PLAN

        The Company has a Cash or Deferred Profit Sharing Plan ("the 401(k) Plan"). The 401(k) Plan is designed to qualify under
        Section 401(k) of the Internal Revenue Code and allows the Company to make discretionary contributions as determined by the Company's Board of Directors. For the year ended December 31, 1995, the Company contributed $1,867 to the 401(k) Plan. There were no Company contributions to the 401(k) Plan for the years ended December 31, 1994 and 1993.

11.     COMMITMENTS AND CONTINGENCIES

        At December 31, 1995, and 1994, equipment with a net book value of $29,114 and $79,479 (net of accumulated amortization of $25,474 and $85,830), respectively, has been leased under capital leases.

        The Company leases its executive offices from an affiliated partnership under a noncancelable operating lease which expires in October 1998. Payments to this partnership for each of the years ended December 31, 1995, 1994 and 1993 pursuant to these leases were $85,200.

        Future minimum payments for lease obligations are as follows:

                                                      CAPITAL    OPERATING
                                                     --------    ---------
         1996                                        $ 15,161    $ 85,200
         1997                                          15,161      85,200
         1998                                           8,843      71,000
                                                     --------    --------
         Total minimum lease payments                  39,165    $241,400
         Amount representing interest                  (6,357)   --------
                                                     --------    --------
         Present value of minimum lease payments       32,808
         Current portion                              (11,347)
                                                     --------
         Long-term portion                           $ 21,461
                                                     --------
                                                     --------

        Equipment rent expense for the years ended December 31, 1995, 1994 and 1993, totaled: 1995, $6,500; 1994, $9,500; 1993, $33,700.

        The Company has a bonus agreement with a certain officer which provides for a quarterly bonus of 5% of the Company's pre-tax profits. The Company expensed bonuses of $0, $54,586, and $11,998 under these agreements for the years ended December 31, 1995, 1994 and 1993, respectively.

12.     LITIGATION

        A former director of the Company filed suit against the Company in 1994 for alleged breach of contract involving the issuance of 39,707 shares of stock which had been canceled as erroneously issued. During 1995, this suit was settled. There was no material effect on net loss at December 31, 1995.

                        INDEPENDENT AUDITORS' REPORT
                        ON SUPPLEMENTARY INFORMATION


Board of Directors
Image Software, Inc.
Englewood, Colorado



Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules to the financial statements referred to in the accompanying index are presented for the purposes of additional information for the years ended December 31, 1995, 1994 and 1993 has been subjected to the auditing procedures applied in the audit of the basic financial statements. In our opinion, such information for the years ended December 31, 1995, 1994 and 1993 is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ KARSH & COMPANY, P.C.
- -------------------------
KARSH & COMPANY, P.C.


Denver, Colorado
March 4, 1996

1MAGE SOFTWARE, INC.

SCHEDULE VIII
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                                             ADDITIONS CHARGED TO:
                                              BALANCE AT     ---------------------                   BALANCE
                                               BEGINNING     COSTS AND     OTHER                     AT END
                                               OF PERIOD      EXPENSES    ACCOUNTS    DEDUCTIONS    OF PERIOD
                                               ---------      --------    --------    ----------    ---------
FOR THE YEAR ENDED DECEMBER 31, 1995:
     Allowance for Doubtful Accounts           $140,520      $273,235        -        $316,830      $ 96,925

FOR THE YEAR ENDED DECEMBER 31, 1994:
     Allowance for Doubtful Accounts           $ 17,000      $155,138        -        $ 31,618      $140,520

FOR THE YEAR ENDED DECEMBER 31, 1993:
     Allowance for Doubtful Accounts           $ 20,591      $ 10,787        -        $ 14,378      $ 17,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required herein is incorporated by reference from the Company's definitive Proxy Statement for the 1996 annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required herein is incorporated by reference from the Company's definitive Proxy Statement for the 1996 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    The information required herein is incorporated by reference from the Company's definitive Proxy Statement for the 1996 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required herein is incorporated by reference from the Company's definitive Proxy Statement for the 1996 annual meeting of stockholders.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

          (a) 1.   Consolidated Financial Statements
                   See Financial Statement Index on Page 13
              2.   Financial Statement Schedules
                   See Financial Statement Index on Page 13
              3.   List of Exhibits

EXHIBIT
 NUMBER                  DESCRIPTION AND INCORPORATION BY REFERENCE
 ------                  ------------------------------------------
  3.1*      - Restated Articles of Incorporation of the Company, as amended.
  3.2*      - Bylaws of the Company, as amended.
  3.3*      - Articles of Amendment to the Articles of Incorporation of the
              Company dated April 18, 1991
  3.4**     - Articles of Amendment to the Articles of Incorporation dated
              May 21, 1993.
  3.4**     - Articles of Amendment to the Articles of Incorporation dated
              June 28, 1994.
 10.1*      - IBM Agreement for Authorized Dealers and industry Remarketers between IBM and the Company dated March 1, 1993.

 10.5*      - UniVerse Distributor Agreement between VMARK Software, Inc. and the Company dated May 15, 1991
 10.6*      - Business Agreement between Information Solutions of MidAmerica,
              Ltd. and the Company dated February 1, 1988.
 10.7*      - Authorized Dealer Agreement between Information Solutions of
              MidAmerica, Ltd. and the Company dated March 26, 1988.
 10.8*      - Authorized Distributor Agreement between Information Solution of MidAmerica, Ltd., and the Company dated March 26, 1988, as amended by the Territory Rider dated November 11, 1988.
10.11*      - 1983 Stock Option Plan dated June 27, 1983, as amended by the
              First Amendment to the 1983 Stock Option Plan dated
              September 6, 1991.
10.12*      - Form of Nonqualified Stock Option Agreement.
10.13*      - Form of Incentive Stock Option Agreement.
10.14*      - President Employment Agreement between David R. DeYoung and the
              Company dated November 1, 1991.
10.16*      - Assignment Agreement between Investment Opportunities Group and the Company dated November 20, 1991.
10.17*      - Buy-Out Agreement between Insi Corporation and the Company dated
              March 1, 1991, and the Promissory Note, Security Agreement and Bill of Sale in connection therewith.
10.19*      - Promissory Note dated September 14, 1987, payable by the Company to Daniel N. Warner in the principal amount of $58,000, as amended by the rider dated June 6, 1989.
10.20*      - Statement of Registrants Rights for Series 1990 Preferred Stock
              dated January 30, 1990.
10.21*      - Independent Software Vendor Agreement dated December 12, 1991 between Data General Corporation and the Company.
10.22****   - Software License Agreement between Reynolds+Reynolds and the
              Company.
10.23***    - 1994 Stock Option and Grant Plan.
10.24**     - 1993 Stock Option Plan.
11.1        - Calculation of Primary Earnings per Share.
11.2        - Calculation of Fully Diluted Earnings per Share.
21.1        - Subsidiaries of the Registrant.
23.1        - Consent of Karsh & Company, P.C.
27          - Financial Data Schedule

* Filed as an Exhibit to Form S-1 Registration Statement No. 33-44717, on December 23, 1991. See Financial Statement Index on Page F-1
** Filed as an Exhibit to Form S-8 Registration Statement No. 33-86760, on November 29, 1994
*** Filed as an Exhibit to Form S-8 Registration Statement No. 33-78096, on April 22, 1994.
****   Filed as an Exhibit to Form 10-K for the period ended
       December 31, 1994.

    (b) The Company did not file any reports on Form 8-K for the quarter ended December 31, 1995.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1MAGE SOFTWARE, INC.


By:     /s/ David R. DeYoung                       Date:   March 27, 1996
        -------------------------------------              --------------
        David R. DeYoung
        President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:     /s/ David R. DeYoung                       Date:   March 27, 1996
        -------------------------------------              --------------
        David R. DeYoung, President
        and Principal Chief Executive Officer


By:     /s/ Charles E. Burns                       Date:   March 27, 1996
        -------------------------------------              --------------
        Charles E. Burns
        Director


By:     /s/ Daniel N. Warner                       Date:   March 27, 1996
        -------------------------------------              --------------
        Daniel N. Warner
        Director


By:     /s/ Robert Wiegand, II                     Date:   March 27, 1996
        -------------------------------------              --------------
        Robert Wiegand, II
        Director and Secretary


By:     /s/ Mary Anne DeYoung                      Date:   March 27, 1996
        -------------------------------------              --------------
        Mary Anne DeYoung,
        Vice President, Finance
        Principal and Accounting Officer