Form 10-Q
period 1996-03-31
IMAGE SOFTWARE INC
filed 1996-05-15
CIK 723574

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the Transition period from _______________ to _______________

                        Commission file number 0-12535
                                               -------

                             IMAGE SOFTWARE, INC.
                             --------------------
            (Exact name of registrant as specified in its charter)

            COLORADO                                    84-0866294
            --------                                    ----------
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

                                      N/A
             ----------------------------------------------------
             (Former name, former address and former Fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and , (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Class of Stock             No. Shares Outstanding             Date
      --------------             ----------------------             ----
          Common                        1,938,726                May 3, 1996


                                 Page 1 of 10
                        Exhibit Index Begins on Page 9

                             IMAGE SOFTWARE, INC.
                                    INDEX
                                    -----



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

         Item 1    Financial Statements

                   Balance Sheets - March 31, 1996, and December 31, 1995      3

                   Statements of Operations - for three months
                        ended March 31, 1996 and March 31, 1995                4

                   Statements of Cash Flows - for three months
                        ended March 31, 1996 and March 31, 1995                5

                   Notes to Consolidated Financial Statements                  6


         Item 2    Management's Discussion and Analysis of
                        Financial Condition and Results of Operations          7



PART II. OTHER INFORMATION

         Items 1-5                                                             8

         Item 6    Exhibits and Reports on Form 8-K                            8

                        PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                             IMAGE SOFTWARE, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31,    DECEMBER 31,
                      ASSETS                            1996           1995
- -------------------------------------------------    -----------   ------------
CURRENT ASSETS:
   Cash and equivalents                              $   299,584    $   345,852
   Trade accounts receivable, net                        459,298        568,639
   Inventory, at lower of cost or market                  28,642         28,642
   Current portion of notes receivable                    12,164         15,210
   Prepaid expenses                                       73,390         25,839
                                                     -----------    -----------
      TOTAL CURRENT ASSETS                               873,078        984,182

   Property and equipment, net                           252,904        268,550
   Deferred computer software development costs, net     700,857        708,360
   Investment in affiliate                                 8,900         13,939
   Other assets                                           29,717         28,502
                                                     -----------    -----------
      TOTAL ASSETS                                   $ 1,865,456    $ 2,003,533
                                                     -----------    -----------
                                                     -----------    -----------

      LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------------------
CURRENT LIABILITIES:
   Current portion of long-term debt:
      Other                                              150,000            -
      Capital lease obligation                            11,347         11,347
   Trade accounts payable                                152,668        221,401
   Line of credit                                        102,948        100,477
   Accrued expenses and other liabilities                149,387        199,211
                                                     -----------    -----------
      TOTAL CURRENT LIABILITIES                          566,350        532,436


   Long-term obligations:
      Capital lease obligations                           18,768         21,461
      Other                                                    0        150,000
                                                     -----------    -----------
      TOTAL LIABILITIES                                  585,118        703,897


STOCKHOLDERS' EQUITY:
   Common stock, par value $.004 - 10,000,000 shares
    authorized; shares outstanding: 1996, 1,936,859;
    1995, 1,932,934                                        7,747          7,748
   Paid-in capital                                     6,628,462      6,619,758
   Accumulated deficit                                (5,355,871)    (5,327,870)
                                                     -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY                       1,280,338      1,299,636
                                                     -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 1,865,456    $ 2,003,533
                                                     -----------    -----------
                                                     -----------    -----------

                             IMAGE SOFTWARE, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995


                                                   THREE MONTHS ENDED MARCH 31,
                                                       1996            1995
                                                    ----------      ----------
REVENUE:
   System sales                                     $  290,353      $1,082,165
   Services and other                                   94,383         116,809
                                                    ----------      ----------
      TOTAL REVENUE                                    384,736       1,198,974

COST OF REVENUE:
   System sales                                        103,566         583,358
   Services and other                                  113,465         187,849
                                                    ----------      ----------
      TOTAL COST OF REVENUE                            217,031         771,207

GROSS PROFIT                                           167,705         427,767
     % of Revenue                                        43.6%           35.7%

EXPENSES:
   Selling, general & administrative                   307,133         474,673
                                                    ----------      ----------
      TOTAL OPERATING EXPENSES                         307,133         474,673

INCOME (LOSS) FROM OPERATIONS                         (139,428)        (46,906)

OTHER INCOME:
   Equity in earnings/(loss) of affiliate               (5,039)              0
   Interest expense                                     (6,961)         (3,679)
   Interest income                                       3,792           5,582
   Other                                               119,638               0
                                                    ----------      ----------
      TOTAL OTHER INCOME (EXPENSE)                     111,430           1,903

NET INCOME (LOSS) BEFORE INCOME TAXES                  (27,998)        (45,003)

PROVISION FOR INCOME TAXES                                   0               0
                                                    ----------      ----------
NET INCOME (LOSS)                                   $  (27,998)     $  (45,003)
                                                    ----------      ----------
                                                    ----------      ----------

EARNINGS (LOSS) PER COMMON SHARE                    $    (0.01)     $    (0.02)
                                                    ----------      ----------
                                                    ----------      ----------

WTD AVG NUMBER OF SHARES OUTSTANDING                 1,936,859       1,897,164
                                                    ----------      ----------
                                                    ----------      ----------

                             IMAGE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995


                                                      THREE MONTHS ENDED MARCH 31,
                                                          1996            1995
                                                       ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                   $  (27,998)      $ (45,003)
   Adjustments to reconcile net (loss) to net
    cash provided by (used for) operating activities:
      Depreciation and amortization                        89,233          128,455
      Equity in (earnings) loss of affiliate                5,039                0
      Allowance for doubtful accounts                           0            6,500
      Compensation expense related to nonqualified
       stock options                                            0                0
      Issuance of stock for services                        7,485           19,198
         Changes in operating assets/liabilities:
            Receivables                                   109,341          128,243
            Inventory                                           0             (105)
            Prepaid expenses                                3,046           22,468
            Accounts payable                              (68,733)          91,525
            Accrued liabilities                           (49,824)        (224,266)
                                                       ----------        ---------
   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES        67,589          127,015


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                (6,494)         (27,364)
   Increase in capitalized software                       (59,590)         (85,435)
   Investment in affiliate                                      0          (50,000)
   Increase in other assets                               (47,551)               0
   Payments from notes receivable                               0            4,405
                                                       ----------        ---------
   NET CASH USED FOR BY INVESTING ACTIVITIES             (113,635)        (158,394)


CASH FLOWS USED IN FINANCING ACTIVITIES:
   Repayment of line of credit                             (2,979)         (95,850)
   Additions to line of credit                              5,450           50,000
   Repayment of long-term debt                             (2,693)         (70,269)
   Issuance of convertible notes                                0          100,000
                                                       ----------        ---------
   NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES      (222)         (16,119)
                                                       ----------        ---------


INCREASE (DECREASE) IN CASH AND EQUIVALENTS               (46,268)         (47,498)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                 345,852          648,714
                                                       ----------        ---------
CASH AND EQUIVALENTS, END OF PERIOD                      $299,584        $ 601,216
                                                       ----------        ---------
                                                       ----------        ---------

                               IMAGE SOFTWARE, INC
                    NOTES TO CONSOLIDATE FINANCIAL STATEMENTS



GENERAL:

Management has elected to omit substantially all notes to the consolidated unaudited interim financial statements. Reference should be made to the Company's annual report on Form 10-K for the year ended December 31, 1995 as this report incorporates the Notes to the Company's year-end financial statements.

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

REVENUE RECOGNITION:

Revenue from the sale of software licenses and computer equipment and existing application software packages is recognized when the software and computer equipment are shipped to the customer, remaining vendor obligations are insignificant, there are no significant uncertainties about customer acceptance and collectibility is probable. Revenue from related services, include installation and software modifications, is recognized upon performance of services.

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

INCOME/LOSS PER SHARE:

Income (Loss) per share is computed by dividing net income (loss) by weighted average number of common and equivalent shares. Common stock equivalents were not included in the weighted weighted average number of shares outstanding for loss periods as their effect was anti-dilutive. Fully diluted earnings per share are either anti-dilutive or not materially different from primary earnings per share.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 1996
VERSUS MARCH 31, 1995

IMAGE Software, Inc.'s (the "Company") revenue of $384,736 for the first quarter of 1996 was 68% lower than the $1,198,974 reported for the same period a year ago. For the three months ended March 31, 1996 the Company posted a net loss of $(27,998) versus a net loss of $(45,003) for the same period in 1995. The net loss per share for the three months ended March 31, 1996 was $(.01) compared with net loss per share of $(.02) for the three months ended March 31, 1995. The decrease in revenue is largely attributable to a decline in system sales sold directly to the transportation industry, a market which has experienced slow economic conditions. Severe weather and increased gasoline prices has had a major impact on the trucking segment, causing many companies to postpone capital expenditures. In addition, sales through the Company's new reseller network were down for the first quarter of 1996, although the Company expects more positive results for the remainder of the year. In March 1996, the Company recovered $110,838 of other income by collecting receivables which had previously been written off as bad debt.

As a result of cost-cutting measures implemented during the second half of 1995, costs associated with providing technical support, including salaries, were 39% lower for the three months ended March 31, 1996 compared to the same period in 1995. Selling, general, and administrative ("SG&A") expenses of $307,133 for the quarter ended March 31, 1996 were 35% lower than SG&A expenses for the same quarter in 1995. This decrease in expenses is attributable to lower costs in nearly every area as various measures were taken by management in the second half of 1995 to reduce costs across the board

Based on the recent signing of a significant new update and annual support contract with Reynolds & Reynolds, the Company's largest single customer in 1994, the Company believes that it will be profitable in the second quarter of 1996 and expects the momentum created by that agreement to carry through the rest of the year. The Company presently expects that this momentum will result in a profit for the year. This and the other forward looking statements in this report, however, are not, and cannot be guaranteed because of various risks outside of the Company's control, including the risk of a general or industry-specific economic downturn, technical product problems, slumping sales, new technological developments, increased competition and other business changes generally.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, cash on hand decreased $46,268 from $345,852 at December 31, 1995. Additions to capitalized software used cash of $59,590 as research and development costs were incurred in order to to continue to enhance the Company's proprietary document imaging software products.

The Company's financial resources include cash on hand, revenues from operations, and management of of funds available on its revolving line of credit. In the Company's judgment, sufficient financial resources are available to meet current working capital needs. The Company has a $110,000 revolving line of credit which expires July 11, 1996 and bears interest at Prime +1% and is secured by the Company's accounts receivable. On May 3, 1996, there were no borrowings against the line of credit.

                          PART II: OTHER INFORMATION



ITEM 1.            LEGAL PROCEEDINGS                                Inapplicable
ITEM 2.            CHANGES IN SECURITIES                            Inapplicable
ITEM 3.            DEFAULTS UPON SENIOR SECURITIES                  Inapplicable
ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLD Inapplicable
ITEM 5.            OTHER INFORMATION                                Inapplicable

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K                 Inapplicable


(A) Exhibit Table
- -----------------

                   FINANCIAL DATA SCHEDULE                                    27

(B) Reports on Form 8-K
- -----------------------

There were no reports filed on Form 8-K for the quarter ended March 31, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             IMAGE SOFTWARE, INC.
                             --------------------
                                  (REGISTRANT)
                                  ------------



  Date:   13-May-96                               /s/   Mary Anne DeYoung
          ---------                               -----------------------
                                                  Mary Anne DeYoung
                                                  Chief Financial Officer






                                EXHIBIT INDEX


Exhibit                                                  Method of Filing
- -------                                           -----------------------------
  27   Financial Data Schedule                    Filed herewith electronically