Form 10-Q
period 1996-06-30
IMAGE SOFTWARE INC
filed 1996-07-29
CIK 723574

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1996
                                    OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition period from _________________ to ____________________

                        Commission file number 0-12535

                            IMAGE SOFTWARE, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            COLORADO                                     84-0866294
            --------                                     ----------
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification Number)

          6486 SOUTH QUEBEC STREET, ENGLEWOOD, COLORADO 80111
          ---------------------------------------------------
              (Address of principal executive officers)

                             (303) 773-1424
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

                                   N/A
              ------------------------------------------
               (Former name, former address and former
              Fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK          NO. SHARES OUTSTANDING            DATE
- --------------          ----------------------            ----
  Common                      2,129,563               July 17, 1996

                          Page 1 of  11
                   Exhibit Index Begins on Page 9

                     IMAGE SOFTWARE, INC.
                            INDEX


PART I.   FINANCIAL INFORMATION                                           PAGE

          Item 1  Financial Statements

                  Balance Sheets - June 30, 1996, and December 31, 1995      3

                  Statements of Operations - for three months
                   ended June 30, 1996 and June 30, 1995                     4

                  Statements of Operations - for six months
                   ended June 30, 1996 and June 30, 1995                     5

                  Statements of Cash Flows - for six months
                   ended June 30, 1996 and June 30, 1995                     6

                  Notes to Consolidated Financial Statements                 7


          Item 2  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations             8


PART II.  OTHER INFORMATION

          Items 1-5                                                          9

          Item 6  Exhibits and Reports on Form 8-K                           9

                      PART  I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         IMAGE SOFTWARE, INC.
                       CONSOLIDATED BALANCE SHEETS

                                                        June 30,       December 31,
                    Assets                                1996            1995
- ----------------------------------------------------   -----------     ------------
Current Assets:
     Cash and equivalents                              $   348,158     $   345,852
     Trade accounts receivable, net                        518,493         568,639
     Inventory, at lower of cost or market                 125,392          28,642
     Current portion of notes receivable                   154,536          15,210
     Prepaid expenses                                       44,176          25,839
                                                       -----------     -----------
          Total current assets                           1,190,755         984,182

     Property and equipment, net                           240,042         268,550
     Deferred computer software development costs, net     713,058         708,360
     Investment in affiliate                                     0          13,939
     Other assets                                           29,267          28,502
                                                       -----------     -----------
          TOTAL ASSETS                                 $ 2,173,122     $ 2,003,533
                                                       -----------     -----------
                                                       -----------     -----------
      Liabilities and Stockholders' Equity
- ----------------------------------------------------

Current Liabilities:
     Current portion of long-term debt:
          Other                                        $   150,000     $         0
          Capital lease obligations                          8,571          11,347
     Trade accounts payable                                161,140         221,401
     Line of credit                                        109,000         100,477
     Accrued expenses and other liabilities                136,035         199,211
                                                       -----------    ------------
          Total current liabilities                        564,746         532,436

     Long-term obligations:
          Capital lease obligations                         18,768          21,461
          Other                                                  0         150,000
                                                       -----------     -----------
          Total liabilities                                583,514         703,897

Stockholders' Equity:
     Common stock, par value $.004 - 10,000,000
      shares authorized; shares outstanding:
      1996, 2,130,813; 1995, 1,932,934                       8,518           7,748
     Paid-in capital                                     6,830,121       6,619,758
     Accumulated deficit                                (5,249,031)     (5,327,870)
                                                       -----------     -----------
          Total stockholders' equity                     1,589,608       1,299,636
                                                       -----------     -----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                         $ 2,173,122     $ 2,003,533
                                                       -----------     -----------
                                                       -----------     -----------

                               IMAGE SOFTWARE, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995


                                           Three Months Ended June 30,
                                           ---------------------------
                                             1996             1995
                                           ---------        ---------
REVENUE:
  System sales                             $ 517,071        $ 652,289
  Services and other                          68,152          132,869
                                           ---------        ---------
    Total Revenue                            585,223          785,158

COST OF REVENUE:
  System sales                               104,008          470,685
  Services and other                          94,379          194,529
                                           ---------        ---------
    Total Cost of Revenue                    198,387          665,214

GROSS PROFIT                                 386,836          119,944
    % of Revenue                                66.1%            15.3%

EXPENSES:
  Selling, general & administrative          267,935          493,185
                                           ---------        ---------
    Total Operating Expenses                 267,935          493,185

INCOME (LOSS) FROM OPERATIONS                118,901         (373,241)

OTHER INCOME:
  Equity in earnings/(loss) of
   affiliate                                  (8,900)               0
  Interest expense                            (6,667)          (3,498)
  Interest income                              3,569            8,679
  Other                                          (66)             500
                                           ---------        ---------
    Total other income (expense)             (12,064)           5,681

NET INCOME (LOSS) BEFORE INCOME TAXES        106,837         (367,560)

PROVISION FOR INCOME TAXES                         0                0
                                           ---------        ---------

NET INCOME (LOSS)                          $ 106,837        $(367,560)
                                           ---------        ---------
                                           ---------        ---------

EARNINGS (LOSS) PER COMMON SHARE               $0.05           ($0.19)
                                           ---------        ---------
                                           ---------        ---------

WTD AVG NUMBER OF SHARES OUTSTANDING       1,969,986        1,901,250
                                           ---------        ---------
                                           ---------        ---------

                            IMAGE SOFTWARE INC.
                          STATEMENT OF OPERATIONS
            FOR SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995


                                            Six Months Ended June 30,
                                           --------------------------
                                             1996             1995
                                           ---------       ----------
REVENUE:
  System sales                             $ 807,423       $1,734,456
  Services and other                         162,536          249,676
                                           ---------       ----------
    Total Revenue                            969,959        1,984,132

COST OF REVENUE:
  System sales                               207,575        1,054,042
  Services and other                         207,843          382,379
                                           ---------       ----------
    Total cost of revenue                    415,418        1,436,421

GROSS PROFIT                                 554,541          547,711
    % OF REVENUE                                  57%              28%

EXPENSES:
  Selling, general & administrative          575,483          967,857
                                           ---------       ----------
    Total operating expenses                 575,483          967,857

INCOME (LOSS) FROM OPERATIONS                (20,942)        (420,146)

OTHER INCOME:
  Equity in earnings/(loss) of affiliate     (13,939)               0
  Interest expense                           (13,628)          (7,177)
  Interest income                              7,360           14,260
  Other                                      119,988              500
                                           ---------       ----------
    Total other income (expense)              99,781            7,583

NET INCOME (LOSS) BEFORE INCOME TAXES         78,839         (412,563)

PROVISION FOR INCOME TAXES                         0                0
                                           ---------       ----------

NET INCOME (LOSS)                          $  78,839       $ (412,563)
                                           ---------       ----------
                                           ---------       ----------

EARNINGS (LOSS) PER COMMON SHARE           $    0.04       $    (0.22)
                                           ---------       ----------
                                           ---------       ----------

WTD. AVG. NUMBER OF SHARES OUTSTANDING     2,003,481        1,899,025
                                           ---------       ----------
                                           ---------       ----------

                            IMAGE SOFTWARE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995


                                                Six Months Ended June 30,
                                                -------------------------
                                                  1996             1995
                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                             $ 106,837       $(412,563)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used for)
   operating activities:
    Depreciation and amortization                 178,467         268,040
    Equity in (earnings) loss of affiliate         13,939               0
    Allowance for doubtful accounts               (35,000)          6,500
    Compensation expense related to
     nonqualified stock options                                    32,000
    Issuance of stock for services                 11,244          64,616
    Write-down of notes receivable                      0          22,574
    Changes in operating assets/liabilities:
      Receivables                                  40,072         570,584
      Inventory                                   (15,000)        (10,710)
      Prepaid expenses                            (29,581)         52,076
      Accounts payable                            (60,261)       (100,861)
      Accrued liabilities                         (66,116)       (240,064)
      Income taxes payable                              0         (27,658)
                                                ---------       ---------

  Net cash provided by operating activities       144,601         224,534

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                        (15,772)        (66,677)
  Increase in capitalized software               (138,885)       (200,340)
  Investment in affiliate                               0         (50,000)
  Increase in other assets                           (765)              0
  Payments from notes receivable                   10,074          16,968
                                                ---------       ---------

    Net cash used for investing activities       (145,348)       (300,049)

CASH FLOWS USED IN FINANCING ACTIVITIES:
    Repayment of line of credit                  (155,927)       (145,850)
    Additions to line of credit                   164,450         100,000
    Repayment of long-term debt                    (5,470)       (142,853)
    Issuance of convertible notes                       0         100,000
                                                ---------       ---------

    Net cash provided by (used for)
     financing activities                           3,053         (88,703)
                                                ---------       ---------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS         2,306        (164,218)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD         345,852         648,714
                                                ---------       ---------

CASH AND EQUIVALENTS, END OF PERIOD             $ 348,158       $ 484,496
                                                ---------       ---------
                                                ---------       ---------

                              IMAGE SOFTWARE, INC.
                    Notes to Consolidated Financial Statements

GENERAL:

Management has elected to omit substantially all notes to the consolidated unaudited interim financial statements. Reference should be made to the Company's annual report on From 10-K for the year ended December 31, 1995 as this report incorporates the Notes to the Company's year-end financial statements.

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 1996 VERSUS THREE MONTHS ENDED JUNE 30, 1995

IMAGE Software, Inc.'s (the "Company") revenue of $585,223 for the second quarter of 1996 was 25% lower than $785,158 reported for the same period a year ago. For the three months ended June 30, 1996, the Company posted net income of $106,837 versus a net loss of ($367,560) for the same period in 1995. Earnings per share for the three months ended June 30, 1996 were $.05 compared to a net loss per share of ($.19) for the three months ended June 30, 1995. The decrease in revenue is largely attributable to a 94% decline in low-margin hardware sales, resulting from the Company's efforts to focus on proprietary software sales and related services. Revenue generated from recurring annual software license fees comprised 50% of revenue reported for the second quarter of 1996, compared to 7% of total revenue for the same quarter in 1996. As a result of cost-cutting measures implemented during 1995, costs associated with providing technical support, including salaries, were 51% lower for the three months ended June 30, 1996 compared to the same period in 1995. Selling, general, and administrative ("SG&A") expenses of $267,935 for the quarter ended June 30, 1996 were 46% lower than SG&A expenses for the same quarter in 1995. This decrease in expenses is attributable to lower costs in nearly every area as measures were taken in the second half of 1995 across the board to reduce costs to a level commensurate with revenue.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995

IMAGE Software, Inc.'s (the "Company") revenue of $969,959 for the six months ended June 30, 1996 was 51% lower than $1,984,132 reported for the same period a year ago. For the six months ended June 30, 1996, the Company posted net income of $78,839 versus a net loss of ($412,563) for the same period in 1995. Earnings per share for the six months ended June 30, 1996 were $.04
compared with net loss per share of ($.22)   for the six months ended June
30, 1995. The $1,014,173 decrease in revenue is primarily the result of $773,101 less hardware sales for comparable year over year periods. Recurring annual license fees for the six months ended June 30, 1996 accounted for $409,476 (42% of total revenue), compared to $193,757 (11% of total revenue) for the same period in 1995. In addition, SG&A expenses were $392,374 (41%) lower for the second quarter 1996 as compared to the second quarter of 1995. In March, 1996, the Company recovered $110,838 of other income by collecting receivables which had previously been written off as bad debt.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, cash on hand increased $2,306 from $345,852 at December 31, 1995. Additions to capitalized software used cash of $138,885 as research and development costs were incurred in order to continue to enhance the document imaging software product offerings. In addition, cash was used to obtain third party software licenses which are resold to our customers.

The Company's financial resources include cash on hand, revenues from operations, and management of funds available on its revolving line of credit. In the Company's judgment, sufficient financial resources are available to meet current working capital needs. The Company has a $110,000 revolving line of credit which bears interest at Prime +1% and is secured by the Company's notes and accounts receivable. On July 15, 1996, there were $49,000 borrowings against the line of credit.

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

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibit Table

          Financial Data Schedule                                          27

(B) Reports on Form 8-K

Form 8-K dated May 31, 1996 reported Item 5. Other Events was filed on June 5, 1996.
Form 8-K/A for the Form 8-K dated May 31, 1996 was filed July 1, 1996.

                                SIGNATURES

Pursuant to the requirements of the Securities Excahnge Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunti duly authorized.

                          IMAGE Software, Inc.
                          --------------------
                              (Registrant)


    Date: July 24, 1996                    /s/  Mary Anne DeYoung
    -------------------                    ----------------------------------
                                           Mary Anne DeYoung
                                           Chief Financial Officer




                              EXHIBIT INDEX


   Exhibit                                      Method of Filing
   -------                                -----------------------------
      27     Financial Data Schedule      Filed herewith electronically