Form 10-Q/A
period 1996-06-30
IMAGE SOFTWARE INC
filed 1996-08-13
CIK 723574

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q/A


(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the Transition period from ____________ to ____________

                 Commission file number 0-12535

                     IMAGE SOFTWARE, INC.
     (Exact Name of registrant as specified in its charter)


          COLORADO                           84-0866294
(State or other jurisdiction              (I.R.S. Employer
 of incorporation or organization)         Identification Number)

       6486 South Quebec Street, Englewood, Colorado 80111
            (Address of principal executive offices)

                         (303) 773-1424
      (Registrant's telephone number, including area code)


   ---------------------------------------------------------
                (Former name, former address and
        former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to such filing
requirement for the past 90 days.  Yes  [X]   No

               APPLICABLE ONLY TO CORPORATE FILERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Stock       No. Shares Outstanding         Date
    --------------      ----------------------         ----
       Common                  2,129,563           July 17, 1996

     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the period ended June 30, 1996 as set forth below:

                   PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders

     The Registrant's annual meeting of stockholders was held on May 30, 1996. At the meeting, David R. DeYoung, Daniel N. Warner, Charles E. Burns, Robert Wiegand II and Mary Anne DeYoung were elected as directors. The stockholders also ratified the appointment of Karsh & Co., P.C. as the Company's independent public accountants for the year ending December 31, 1996.

     The number of votes cast for or withheld for each director nominee was as follows:

Nominee                          For              Withheld
- -------                         ------           ---------
David R. DeYoung               1,295,067           7,995
Daniel N. Warner               1,293,995           9,067
Charles E. Burns               1,294,595           8,467
Robert Wiegand II              1,288,695          14,637
Mary Anne DeYoung              1,294,195           8,867


     The number of votes cast for, against and abstentions for ratification of the auditors was as follows:

          For                Against               Abstain
          ---                -------               -------
       1,298,412             3,467                 1,183

     Because the election of directors and ratification of auditors were considered routine under applicable stock exchange rules, all proxy shares held in the names of brokers as nominees which were not voted at the meeting by the beneficial holders thereof were voted by the brokers in favor of the nominees for the Board of Directors and the retention of the auditors.

         Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                      1MAGE Software, Inc.
                          (Registrant)


Date:  August 12, 1996             /s/Mary Anne DeYoung
                                   Mary Anne DeYoung
                                   Chief Financial Officer