Form 10-Q
period 1996-09-30
IMAGE SOFTWARE INC
filed 1996-11-14
CIK 723574

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition period from --------------- to -----------------

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

                                     N/A
-------------------------------------------------------------------------
(Former name, former address and former Fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS OF STOCK   NO. SHARES OUTSTANDING      DATE
              Common               2,127,563      November 8, 1996

                                Page 1 of 12
                       Exhibit Index Begins on Page 10

                            1MAGE SOFTWARE, INC.
                                    INDEX
                                   -------


PART I.  FINANCIAL INFORMATION                              PAGE

ITEM 1   FINANCIAL STATEMENTS

Balance Sheets - September 30, 1996, and December 31, 1995                3

Statements of Operations - for three months ended
          September 30, 1996 and September 30, 1995                       4

Statements of Operations - for nine months ended
          September 30, 1996 and September 30, 1995                       5

Statements of Cash Flows - for nine months ended
          September 30, 1996 and September 30, 1995                       6

Notes to Consolidated Financial Statements                                7


Item 2   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   8


PART II. OTHER INFORMATION

Items 1-5                                                                10

Item 6      Exhibits and Reports on Form 8-K                             10

                       PART  I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                            1MAGE SOFTWARE, INC.
                         CONSOLIDATED BALANCE SHEETS

                                        September 30,  December 31,
                 Assets                     1996           1995
                                        ------------   -------------
CURRENT ASSETS:
   Cash and equivalents                     $469,863      $345,852
   Trade accounts receivable, net            501,066       568,639
   Inventory, at lower of cost or market     128,238        28,642
   Current portion of notes receivable       156,709        15,210
   Prepaid expenses                           30,600        25,839
                                        -------------  ------------
   TOTAL CURRENT ASSETS                    1,286,476       984,182
                                        -------------  ------------

   Property and equipment, net               229,589       268,550
   Deferred computer software
      development costs, net                 775,249       708,360
   Investment in affiliate                         0        13,939
   Other assets                               30,295        28,502
                                        -------------  ------------
   TOTAL ASSETS                           $2,321,609    $2,003,533
                                        =============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt:
   Other                                     150,000           -
   Capital lease obligations                   5,687        11,347
   Trade accounts payable                    261,095       221,401
   Line of credit                            147,502       100,477
   Accrued expenses and other liabilities    142,706       199,211
                                        -------------  ------------
   TOTAL CURRENT LIABILITIES                 706,990       532,436
                                        -------------  ------------
   Long-term obligations:
   Capital lease obligations                  18,768        21,461
   Other                                           0       150,000
                                        -------------  ------------

   TOTAL LIABILITIES                         725,758       703,897

STOCKHOLDERS' EQUITY:
   Common stock, par value
        $.004 - 10,000,000 shares
        authorized; shares outstanding:
        1996, 2,127,563; 1995, 1,932,934       8,510         7,748
   Paid-in capital                         6,829,635     6,619,758
   Accumulated deficit                    (5,242,294)   (5,327,870)
                                        -------------  ------------
   TOTAL STOCKHOLDERS' EQUITY              1,595,851     1,299,636
                                        -------------  ------------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                   $2,321,609    $2,003,533
                                        =============  ============

                            1MAGE SOFTWARE, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995


                                        THREE MONTHS ENDED SEPTEMBER 30,
                                            1996           1995
                                        ------------   -------------
REVENUE:
   System sales                            $460,353       $236,436
   Services and other                       104,551         79,169
                                        ------------   ------------
   Total Revenue                            564,904        315,605

COST OF REVENUE:
   System Sales                             162,315        211,414
   Services and Other                        66,392        158,185
                                        ------------   ------------
   Total Cost of Revenue                    228,707        369,599

GROSS PROFIT                                336,197        (53,992)
   % of Revenue                               59.5%          -17.1%

Expenses:
   Selling, general & administrative        321,535        528,521
                                        ------------   ------------
   Total Operating Expenses                 321,535        528,521

Income (Loss) from Operations                14,662       (582,514)

Other Income:
   Equity in earnings/(loss) of affiliate         0        (62,395)
   Interest expense                          (6,667)        (5,602)
   Interest income                            7,498          9,155
   Other                                     (8,756)         7,652
                                        ------------   ------------
   Total other income (expense)              (7,925)       (51,190)
                                        ------------   ------------

Net Income (Loss) Before Income Taxes         6,737       (633,704)

Provision for Income Taxes                        0              0
                                        ------------   ------------
Net Income (Loss)                       $     6,737    $  (633,704)
                                        ============   ============
Earnings (Loss) per Common Share              $0.00         ($0.33)
                                        ============   ============
Wgd Number of Shares Outstanding          2,129,563     1,1910,110
                                        ============   ============

                             IMAGE SOFTWARE INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
       FOR NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995


                                        Nine Months Ended September 30,
                                            1996            1995
                                        -------------  ---------------
Revenue:
   System sales                         $   1,267,777    $ 1,970,892
   Services and other                         267,086        328,846
                                        --------------   ------------
   Total Revenue                            1,534,863      2,299,738

Cost of Revenue:
   System sales                               369,890      1,265,456
   Services and other                         274,234        540,562
                                        --------------   ------------
   Total Cost of Revenue                      644,124      1,806,018

Gross Profit                                  890,739        493,720
   % of Revenue                                 58.0%          21.5%

Operating Expenses:
   Selling, general & administrative          896,630      1,496,378
                                        --------------   ------------
   Total Operating Expenses                   896,630      1,496,378

Income (Loss) from Operations                  (5,891)    (1,002,658)

Other Income:
   Equity in earnings/(loss) of affiliate     (13,939)       (62,395)
   Interest expense                           (20,151)       (12,779)
   Interest income                             14,403         23,415
   Other                                      111,154          8,150
                                        --------------   ------------
   Total other income (expense)                91,467        (43,609)
                                        --------------   ------------

Net Income (Loss) Before Income Taxes          85,576     (1,046,267)

Provision for Income Taxes                          0              0
                                        --------------   ------------
Net Income (Loss)                       $      85,576    $(1,046,267)

Earnings (Loss) per Common Share                $0.04         ($0.55)
                                        ==============   ============

Wtd Avg Number of Shares Outstanding        2,023,763      1,905,713
                                        ==============   ============

                            1MAGE SOFTWARE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

                                        Nine Months Ended September 30,
                                            1996             1995
                                        -------------- ----------------
Cash Flows from Operating Activities:

Net income (loss)                       $     85,576   ($1,046,267)
Adjustments to reconcile net
  income (loss) to net
  cash provided by (used for)
  operating activities:
   Depreciation and amortization             218,103       399,671
   Equity in (earnings) loss of
       affiliate                              13,939        62,395
   Allowance for doubtful accounts            (4,603)        1,408
   Compensation expense related to
       nonqualified stock options                  0        32,000
   Issuance of stock for services/products     7,667        60,938
   Write-down of notes receivable                  0        22,574
Changes in operating assets/liabilities:
   Receivables                                67,573       896,226
   Inventory                                 (17,846)      (10,710)
   Prepaid expenses                          (16,005)       26,522
   Accounts payable                           39,694      (167,613)
   Accrued liabilities                       (69,437)     (291,620)
                                        -------------  ------------

Net cash provided (used) by
   operating activities                      324,661       (14,476)

Cash Flows from Investing Activities:
   Purchase of fixed assets                  (16,982)      (69,599)
   Increase in capitalized software         (229,049)     (314,763)
   Investment in affiliate                         0      (100,000)
   Increase in other assets                   (1,793)       82,788
   Payments from notes receivable              8,501        21,461
                                        -------------  ------------

Net cash provided (used for) by
   investing activities                     (239,323)     (380,113)

Cash Flows used in Financing Activities:
   Repayment of line of credit              (227,152)     (148,010)
   Additions to line of credit               274,177       180,000
   Repayment of long-term debt                (8,353)     (184,445)
   Issuance of convertible notes                   0       150,000
                                        -------------  ------------
Net cash provided by (used for)
   financing activities                       38,672        (2,455)
                                        -------------  ------------

Increase (Decrease) in cash
   and equivalents                           124,010      (397,044)

Cash and equivalents,
   beginning of period                       345,852       648,714
                                        -------------  ------------
Cash and equivalents, end of period         $469,862      $251,670
                                        =============  ============

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for three months ended September 30, 1996 versus three months ended September 30, 1995

1MAGE Software, Inc.'s (the "Company") revenue of $564,904 for the third quarter of 1996 was 79% greater than $315,605 reported for the same period one year ago. This increase in revenue was primarily due to a 261% increase in sales of 1MAGE software, including substantial increases in both direct sales and sales by value-added resellers ("VARs"). Revenue generated from recurring annual software license fees accounted for $118,997 for the three months ended September 30, 1996, a 115% increase over $55,290 reported for the same period one year ago, which the Company attributes to its increased emphasis in providing continuous support and updates to its existing customers. Costs associated with providing technical support, primarily salaries and fees paid to outside contractors, were reduced by $90,056 (58% decrease) for the third quarter of 1996 compared to the third quarter of 1995. The Company believes that these lower expenses are the direct result of the intense cost-cutting campaign begun by the Company in 1995. Gross profit for the three months ended September 30, 1996 was $336,197 (or 60% of revenue) as compared to negative $53,992 or (-17% of revenue) for the three months ended September 30, 1995. In addition, selling, general and administrative expenses ("SG&A") of $321,535 for the third quarter of 1996 were down $206,986 (39%) over $528,521 incurred for the same period a year ago, which the Company likewise attributes to its cost-cutting efforts. Net income for the third quarter 1996 was $6,737 versus a net loss of $633,704 for the third quarter of 1995. On an earnings per share basis, the Company broke even in the quarter ended September 30, 1996, compared to a net loss per share of ($.33) for the comparable quarter a year ago. While the Company posted modest earnings for this quarter, management believes that the Company's overhead is now properly sized for its current business level. As the Company's sales increase, the Company will carefully consider any increases to its existing overhead burden.


Results of Operations for nine months ended September 30, 1996 versus nine months ended September 30, 1995.

1MAGE Software, Inc.'s revenue of $1,534,863 for the nine months ended September 30, 1996 was 33% lower than $2,299,738 reported for the same period a year ago.
The revenue decrease of $764,875 was primarily comprised of $748,392 less revenue from the sale of computer hardware. The Company has changed its focus to concentrate on high margin proprietary software sales, as opposed to large volume, low-margin hardware sales. Recurring annual license fees increased 112% for the nine months ended September 30, 1996, accounting for $528,474 (34% of total revenue), compared to $249,047 (12% of total revenue) for the same period in 1995.
As a result of cost-cutting measures implemented during 1995, costs associated with providing technical support, primarily salaries and fees paid to outside contractors, were reduced by 49% for the nine months ended September 30, 1996.
In addition, SG&A expenses of $896,630 were $599,748 (40%) lower for the nine months ended September 30, 1996 as compared to $1,496,378 incurred during the same period in 1995.

The Company has also recorded $110,838 of other income in the first nine months of 1996 by collecting receivables which had previously been written off as bad debt expense. The Company has posted net income of $85,576 for the nine months ended September 30, 1996 versus a net loss of ($1,046,267) for the same period in 1995, a positive turnaround of $1,131,843. Earnings per share for the nine months ended September 30, 1996 were $.04 compared with a net loss per share of ($.55) for the nine months ended September 30, 1995, a $.59 difference. The Company believes that its increased profitability is directly attributable to the success of its new VAR sales program, the cost-cutting program initiated last year and the increased emphasis on continuing license fees, service and support for existing customers as a source of recurring revenues.

Liquidity and Capital Resources

For the nine months ended September 30, 1996, cash on hand increased $124,010 to $469,862, primarily due to cash provided by operating activities. Additions to capitalized software used cash of $229,049 as research and development costs were incurred in order to continue to enhance the document imaging software product offerings.

The Company's financial resources include cash on hand, revenues from operations, and management of funds available on its revolving line of credit. In the Company's judgment, sufficient financial resources are available to meet current working capital needs. In July, 1996 the Company's revolving line of credit was increased to $150,000 and continues to bear interest at Prime +1% and is secured by the Company's notes and accounts receivable. On November 13, 1996, there were $47,500 borrowings against the line of credit.


                         PART II: OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS                            Inapplicable
ITEM 2.   CHANGES IN SECURITIES                        Inapplicable

   On April 2, 1996, the Company's Board of Directors approved the contribution of 1,867 restricted shares of the Company's Common Stock to the Company's 401(k) Plan & Trust as the employer matching contribution for the year ended December 31, 1995, which stock was valued by the Board of Directors at $1,867.00. On May 30, 1996, the Board of Directors approved the sale of 31,304 restricted shares of the Company's Common Stock to a vendor of the Company, Devcom Mid-America, Inc., in exchange for products valued by the Board of Directors at $45,000.00. On May 31, 1996, the Board of Directors approved the sale of 75,000 restricted shares to each of two accredited investors for a total of $150,000.00 in cash. With respect to the sales described above, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. All of the securities sold were offered for investment only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by the Company.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES              Inapplicable
ITEM 4.   SUBMISSION OF MATTERS TO A
          VOTE OF SECURITY HOLDERS                     Inapplicable
ITEM 5.   OTHER INFORMATION                            Inapplicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibit Table

          Financial Data Schedule                           27

(B) Reports on Form 8-K

There were no reports filed on Form 8-K for the quarter ended September
30, 1996.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            1MAGE SOFTWARE, INC.
                            --------------------
                                (REGISTRANT)
                                ------------

                                   /s/  Mary Anne DeYoung
                                   -------------------------------
   Date: 11/14/96                     Mary Anne DeYoung
                                      Chief Financial Officer



                                EXHIBIT INDEX

EXHIBIT                                   METHOD OF FILING
-------                                   ----------------
   27   Financial Data Schedule           Filed herewith electronically