Form 10-K405
period 1996-12-31
IMAGE SOFTWARE INC
filed 1997-03-26
CIK 723574

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended 12/31/96
                                     OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.  For the transition period from
                      to

                            1MAGE Software, Inc.
                            --------------------
            (Exact name of Registrant as specific in its charter)

                                   0-12535
                          ------------------------
                          (Commission File Number)

                Colorado                           84-0866294
        ------------------------      ------------------------------------
-
        (State of Incorporation)          (IRS Employer Identification
Numbers)

6486 S. Quebec Street, Englewood CO 80111        (303) 694-9180
-----------------------------------------        --------------
(Address of principal executive offices) (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

                  NONE                                NONE
            ----------------                   ------------------
            (Title of Class)                   (Name of Exchange)

Securities Registered Pursuant to Section 12(g) of the Act:

                       Common Stock - $.004 par value
                       ------------------------------
                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. __X__

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 5, 1997: $2,029,621.

As of March 14, 1997, there were 2,147,563 shares of the Registrant's common stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------

Part III, Items 10-13, are incorporated by reference from the Registrant's definitive proxy statement for the 1997 annual meeting of stockholders.

                              TABLE OF CONTENTS

PART I
1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8

3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .8

4.   Submission of Matters to a Vote of Security Holders . . . . . . . . .8

PART II

5.   Market for Registrant's Common Equity and Related Stockholders
     Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9

6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . 10

7.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations . . . . . . . . . . . . . . . . . . . . . . . 11

8.   Financial Statements and Supplementary Data . . . . . . . . . . . . 13

9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . 33

PART III

10.  Directors and Executive Officers of the Registrant. . . . . . . . . 33

11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . 33

12.  Security Ownership of Certain Beneficial Owners and Management. . . 33

13.  Certain Relationships and Related Transactions. . . . . . . . . . . 33

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K . . 33


                                   PART I

ITEM 1.   BUSINESS

Introduction

     During 1996, the Company concentrated its efforts on selling production document imaging software to its niche market, the Multi-Value Relational Data Base Management Systems ("RDBMS") market. Today's workplace is dramatically changing with the advent of affordable electronic document imaging. The Company has continued to make progress toward its goal of establishing a Value Added Reseller ("VAR") network for its imaging software. The Company seeks to partner with VARs or software developers who provide software to their targeted vertical markets. In 1996, the Company drastically cut administrative costs while increasing its recurring revenue stream significantly.

     1MAGE Software, Inc., (the "Company") develops and markets a software product called 1MAGE(R), a UNIX-based electronic document image management and retrieval system. Electronic imaging systems like 1MAGE(R) allow any paper document to be converted to electronic form for magnetic storage. Magnetic storage drastically reduces the physical space needed for paper-based filing systems and offers computer access to handwritten or non-computer generated documents within seconds, a dramatic improvement over traditional paper filing systems. The software has the ability to file, route, track, archive and manage the flow of incoming and outgoing documents throughout an organization. Using an open, client/server architecture design, 1MAGE(R) provides a comprehensive solution for scanning, indexing, storing and retrieving document images so that these may be viewed, printed and faxed.

Imaging Software Market

     The Company targets the Multi-Value RDBMS market for 1MAGE(R) through Multi-Value RDBMS VARs, systems integrators, and other companies which market complementary software or other products. Significant Multi-Value RDBMS target markets identified to date are manufacturing, insurance, government, transportation, and health care. The Company has contracts in place with VARs for the financial services, government, manufacturing, distribution, health care, transportation and systems integration markets and is actively seeking to expand its independent sales network.

     The Company offers a comprehensive reseller program which provides, in the context of a cooperative marketing effort, a broad range of sales, marketing, and technical support. The program includes technical training and assistance, marketing communications, sales training and assistance, excellent support and training, lead referral services, customized product literature, and a discounted demonstration/development system.

Products

     As noted above, the Company's primary product is 1MAGE(R), its proprietary document imaging software package. The Company is continually enhancing this product in order to improve its performance and expand its possible uses.

1MAGE(R) DOCUMENT MANAGEMENT - 1MAGE(R) is a comprehensive, UNIX-based Multi-Value RDBMS electronic document imaging and management system that offers all the capabilities needed to control incoming and outgoing documents. Its features and functionality include scanning, facsimile, optical character recognition, bar code recognition, workflow, and hierarchical storage management employing optical disk storage.

     1MAGE(R) includes several distinguishing features: the ability to use many different type workstations or terminals, the ability to quickly and easily integrate with the existing Multi-Value RDBMS business application software using application program interfaces (APIs), and the ability to handle the needs of companies of all sizes economically. Through the use of the UNIX operating system and open systems technology, the Company can offer an imaging solution to its customers at substantially lower cost than was previously available.

     1MAGE(R) is sold through the Company's worldwide reseller program to companies in Multi-Value RDBMS vertical markets. During 1996, sales of 1MAGE(R) software licenses accounted for all revenue from the Company's sales of software licenses (excluding annual license fees) and 36% of total revenue; in 1995, revenue from sales of 1MAGE(R) software licenses accounted for 92% and 30%, respectively.

     The proprietary applications software packages sold by the Company utilize the popular UNIX operating systems and both VMARK's uniVerse(TM) database management system and Unidata's database manager, both of which are considered to be Multi-Value RDBMS. The Company utilizes open systems technology, making its software transportable to numerous hardware products from varying manufacturers. Because of the number of manufacturers using the UNIX operating system and the Multi-Value RDBMS, customers are rarely restricted in their choice of hardware manufacturers and seldom incur substantial reprogramming or conversion costs.

1MAGE FOR TRANSPORTATION - 1MAGE For Transportation was introduced in 1992 to provide features necessary to store, retrieve, and manage the documents used by the motor carrier industry. It has the ability to scan, view, print, and fax records and can be integrated with other transportation business application products offered by the Company. A more general version of 1MAGE For Transportation is currently being offered to other trucking software suppliers under the Company's reseller program.

     The Company also markets peripheral products such as scanners, jukeboxes, X-terminals, character terminals, personal computers, printers and disk drives, although this aspect of the Company's business has been de-emphasized in recent years. Because computer hardware and peripheral products are purchased as needed to fill customer orders; no sizable inventory is maintained. Hardware and peripheral products are generally shipped directly from the manufacturer to the customer. The Company purchases computer and peripheral products at discounts which range from 10% to 40% of the manufacturer's list price, depending on the manufacturer and the volume of products sold, and retains a portion of that discount as profit. In 1996, revenue from hardware sales accounted for $312,672 of the Company's total revenue, as compared to $1,141,622 of total revenue for 1995.

Services and Annual Fees

     The Company licenses its 1MAGE(R) software to its customers and charges an annual license fee which must be paid to continue receiving support for the use of the software. During 1996 and 1995, annual license fees accounted for $713,912 and $349,382 respectively, of the Company's net sales. Annual software license fee revenue for 1996 was up 104% over 1995 levels as new and existing users continue to pay fees associated with the license program. The Company believes annual license fees from new and existing customers will contribute to the long-term stability of the Company. The Company also provides installation services and technical support to its customers. Technical support includes training, consulting services and other ongoing support. For the years ended December 31, 1996 and 1995, the revenues from these services accounted for $301,341 and $447,695, or approximately 15% each year of the Company's net sales. The Company does not provide service for hardware; rather, service for computer hardware sold by the Company is provided directly by the manufacturer.

Marketing and Distribution

     The Company has signed VAR agreements with 10 resellers. Under the reseller program, the Company provides its imaging product (1MAGE(R)) to independent software integrators (resellers), who in turn market 1MAGE(R) products to each of their individual markets. The Company's overall marketing objective is to support the current resellers and to continue to enroll new dealers in the reseller program. The Company provides training aids, user instruction manuals and other documentation, and a newsletter to keep its resellers, as well as prospective resellers and customers, informed of new product applications and developments.

     In addition, the Company markets 1MAGE(R) through its direct sales force. The Company's current direct sales efforts are focused on entities that utilize the Multi-Value RDBMS software and the Company's traditional market of transportation companies. Its general strategy is to (1) help its customers define the goals for their system, (2) provide the means of achieving those goals through its document management software and appropriately configured computer hardware, and (3) help assure the ongoing success of this collaborative process by providing continuing support, including on-site personnel training and classroom educational programs.

Sources of Supply

     In conjunction with the sale of its own proprietary software products, 1MAGE Software, Inc. sells a variety of third party vendors' software to its customers which complement 1MAGE(R) and create an integrated software product. The amount and type of third party software provided to a given customer depends on that customer's needs, its planned uses for the imaging software and the configuration of its hardware and other software. The Company believes this combination of technologies provides the most advanced and cost-effective software product family.

     A limited number of manufacturers account for a majority of 1MAGE Software's hardware sales. Should one hardware system be unavailable for any reason, however, a substitute system will likely be acceptable to the customer because the software marketed by the Company functions on all of the hardware systems that it distributes.

     The Company markets IBM equipment under an "Industry Remarketer affiliate" agreement with Pro America (Dallas, Texas), which allows for volume discounts on IBM products. This agreement was renewed in January, 1996 for two years. The Company has an Independent Software Vendor (ISV) agreement directly with Hewlett-Packard Company (HP) for remarketing its software on HP platforms. On March 6, 1997, 1MAGE Software Inc. entered into a business alliance with Integration Alliance Corporation (IAC) to form a partnership that would distribute HP products and 1MAGE(R) software through a network of resellers. This agreement renews annually. The current dealer agreements with VMARK Software, Inc. and Unidata, Inc. to remarket their Multi-Value RDBMS proprietary software run through May 15, 1997 and December 31, 1998, respectively.

Possible Fluctuations in Operating Results

     The Company's current focus on offering its proprietary imaging software to a broader range of customers, through its emerging Multi-Value VAR network and its direct sales force, is expected to lessen the historical quarterly fluctuations in the Company's operating results. In addition, the use of multiple channels of distribution to reach these broader markets should further diminish the reliance on limited vertical markets. Nevertheless, large sales or groups of sales of 1MAGE(R) licenses may cause significant variances in quarterly results which may be difficult to predict.

     The Company's sales cycle, which generally commences at the time a prospective customer issues a request for proposal or otherwise demonstrates a serious interest in purchasing a system or software license and ends upon execution of a sales contract or software license, typically ranges from four to nine months. Operating results could vary from period to period as a result of the length of the sales cycle, the timing of individual system sales, VARs performance and conditions in the target markets and the economy in general.

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

Backlog

     As a practical matter, the Company's business has evolved to the point where the Company has minimal backlog at any given point in time. With respect to software license sales, because there is no time delay between receipt of an order and delivery of the software, electronically or otherwise, there is effectively no backlog. Hardware sales have such short lead times because of direct delivery of the hardware by the manufacturer, that unfilled firm orders seldom, if ever, build up to significant levels.

     It is the Company's policy to permit customers to cancel hardware orders prior to shipment by the vendor. The Company normally receives a deposit of between 25% and 50% of the hardware and software price when an order is placed. This deposit may or may not be returned upon cancellation, depending on the circumstances of the cancellation.

Customers

     Historically, the Company has primarily sold integrated computer systems to the transportation and other specialized industries. With the development of 1MAGE(R), the Company has begun to expand its customer base to businesses in a wide variety of industries and markets, facilitated through the use of VARs.

     In May, 1994, the Company signed a software license agreement with Reynolds+Reynolds, a Fortune 500 company headquartered in Dayton, Ohio, for the exclusive right to sublicense 1MAGE(R) (without payment of further license fees to the Company) to businesses primarily engaged in retail sales of new or used automobiles, trucks or tractors. The Company continues to provide product enhancements, maintenance, consulting, and programming services on an ongoing basis to Reynolds+Reynolds.

Competition

     The Company experiences competition in its business from competitors who target one or more of the same markets or market segments as the Company. Software and systems that perform many of the same functions as the Company's systems and software are readily available from a number of competitors of the Company, some of which are larger and have greater financial, technical, marketing and other resources than the Company. The Company believes that the principal factors affecting a prospective customer's choice of a system are the database it uses, performance, service and price. The Company believes that usage of the popular UNIX based operating system and the Multi-Value RDBMS has strengthened the Company's competitive position by making the Company's software compatible with more types of hardware and Multi-Value application software offered by Multi-Value software developers and system integrators. The Company further believes that its principal advantage over its competitors is the Company's utilization of a UNIX based open systems architecture and the Multi-Value RDBMS which can be offered at lower prices.

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

     The Company's experience has been that economic downturns or increased competitive pressures in its niche markets sometimes result in reduction or deferral of capital expenditures by potential customers. While such adverse conditions can sometimes lead to opportunities as potential customers downsize to smaller, more cost-efficient computer systems or replace custom designed systems that require higher levels of support and maintenance, the Company believes that both a strong national economy and, to a lesser extent, a strong transportation industry are important to the success of its sales efforts.

Product Development

     The computer industry is characterized by rapid technological changes in both software and hardware. In order to maintain the usefulness of its products and their compatibility with future hardware and software, the Company must continually modify and enhance its products. During 1996 and 1995, the Company spent approximately $297,060 and $380,255, respectively, for computer software development.

Employees

     As of March 5, 1997, the Company employed 20 persons on a full-time basis, including 6 persons in sales and marketing, 10 in technical support and programming functions, and 4 in administrative positions.

     Because the competition for skilled employees in the computer industry is intense, the Company provides incentive compensation packages to many of its employees, including its executive officers. The Company's chief executive officer, David R. DeYoung, receives a quarterly bonus equal to 5% of the Company's pretax profits. (See "Executive Compensation" in the Company's Proxy Statement. The Company's chief financial officer receives a quarterly bonus equal to 4% of the Company's pretax profits. Sales personnel receive a commission based upon sales. The Company believes that these incentive programs are important in attracting and retaining skilled personnel. The future success on the Company will depend in large part upon the quality of its employees and the efforts they expend on behalf of the Company .

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the Company's calendar year ended December 31, 1996.


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Market Information

     The Company's Common Stock is quoted in the NASDAQ Small Cap System under the symbol ISOL. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share for the Common Stock as reported on NASDAQ.

     1995                                          High            Low

               First Quarter                      $3.38          $1.88
               Second Quarter                      2.56           1.75
               Third Quarter                       2.06           1.13
               Fourth Quarter                      1.25           0.63

     1996                                          High            Low

               First Quarter                      $1.31          $0.63
               Second Quarter                      1.88           0.75
               Third Quarter                       1.63           1.13
               Fourth Quarter                      1.25           0.75


     These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     On March 5, 1997, the closing bid price per share for the Common Stock was $1.00 as reported on NASDAQ. On this same date, there were approximately 668 holders of record of the Common Stock.

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

Consolidated Statements of Operations   Years Ended December 31,


In thousands, except for per
   share data:                        1996     1995   1994   1993    1992
                                      ----     ----   ----   ----    ----

Net Sales                           $2,005   $2,908 $4,633 $3,622  $2,509

Cost of Sales                          905    2,149  2,114  1,862   2,143

Gross Profit                         1,100      759  2,519  1,760     366

Selling, General & Administrative
   Expenses                          1,273    1,992  1,833  1,741   1,634

Income (Loss) before Income Taxes      (84)  (1,322)   643     75  (1,438)

Net Income (Loss)                     $(89) $(1,314)  $601    $75 $(1,438)

Net Income (Loss) Per Share         $(0.04)  $(0.69) $0.34  $0.05  $(1.08)

Weighted Average Number of
   Outstanding Shares                2,055    1,912  1,778  1,548   1,338


Consolidated Balance Sheets                  Years Ended December 31,

In thousands:                         1996     1995   1994   1993    1992

Working Capital                       $165     $398 $1,380    $36    $160

Total Assets                         2,018    2,004  3,578  2,461   2,631

Long-term Obligations                    8      171     33    155     150

Total Stockholders' Equity           1,239    1,246  2,494  1,257   1,134


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995. The Company's net sales of $2,004,825 for the year ended December 31, 1996 were $903,119 (31%) lower than $2,907,944 reported for the same period a year earlier, primarily due to a $828,950 decrease in hardware sales. Although total revenue declined, gross profit increased by $340,720 (45%) due to a dramatic change in the components of total revenue. Gross profit reported on 1996 revenue equals 55% of total revenue (or $1,099,721), as compared to 26% of total revenue (or $759,001) for 1995. Revenue from system sales and software licenses constituted 49% and 73% of total revenues in 1996 and 1995, respectively. Service and annual fees made up 51% and 27% of total revenues, respectively, in 1996 and 1995. Net sales to resellers of $741,812 (37% of total revenue) for the twelve months ended December 31, 1996 were 20% ($123,245) higher than $618,567 (21% of total revenue) reported for the same period a year earlier. Sales made through resellers reflect reseller markdown, and are therefore shown in discounted (net) dollars. Revenue contribution from maintenance/annual license fees was up significantly (104%) for the year over year periods: $713,912 or 36% of total revenue for the year ended December 31, 1996 as compared to $349,382 or 13% of total revenue for the year ended December 31, 1995. Additional software licenses, which are needed as customers increase the number of users on their imaging system, contributed $234,610 to software revenue for the year ended December 31, 1996 compared to $7,996 in revenue for the same period a year earlier. Hardware revenue comprised 15% of total revenue for the current year versus 39% of total revenue for the year earlier, due to the Company changing its emphasis from a system integrator to a software provider. Selling, general and administrative expenses were down sharply (35%) for the twelve months ended December 31, 1996 as compared to the same period in 1995, as across the board cost-cutting measures (implemented in 1995) began to show results. The combined effect of the factors described have resulted in a substantial improvement in the Company's effort to return to profitability. Net loss and earnings per share for the year ended December 31, 1996 were $(89,074) and $(.04) as compared to $(1,313,724)
and $(.69) for the year ended December 31, 1995.

     Year Ended December 31, 1995 Compared to Year Ended December 31, 1994. The Company's net sales of $2,907,944 for the year ended December 31, 1995 were $1,724,929 (37%) lower than $4,632,873 reported for the same period a year earlier. This decline in revenue is attributable largely to a significant sale to a single customer in 1994 which comprised 40% of that year's revenue. Revenue from system sales and software licenses constituted 73% and 87% of total revenues in 1995 and 1994, respectively. Service and annual fees revenue made up 27% and 13% of total revenues, respectively, in 1995 and 1994. Sales to first-time customers in 1995 were equivalent to 74% of total revenue as compared to 64% of total revenue for the year ended December 31, 1994. Additions to the existing customer base should contribute to future business as these customers increase the number of software user licenses, pay annual license fees, upgrade equipment and require ongoing technical support services.

Excluding the single software license transaction described above, software license revenues increased 28% in 1995 over 1994. Annual software license fee revenue for 1995 was up 37% over 1994 levels as new and existing users continue to pay fees associated with the license program. The Company believes annual license fees from existing and new customers will contribute to the long-term stability of the Company. Selling, general and administrative (SG&A) expenses of $1,952,001 were 6.5% higher than expenses incurred during 1994. In the last six months of 1995, management implemented cost cutting measures in order to reduce overhead expenses, as a response to lower revenue levels. Employee headcount was reduced by 33%, year over year. The Company employed twenty
(20) persons at December 31, 1995 compared to thirty (30) employees at December 31, 1994. The Company believes that it can significantly increase revenue without increasing personnel. Bad debt expense resulting from certain customers in the transportation industry contributed to the increased SG&A expense. In addition, the Company wrote down the remaining balance of certain software products to their future net realizable value.

Net loss for the year ended December 31, 1995 was $(1,313,724) or $(.69) per share as compared to net income of $600,890 or $.34 earnings per share for the year ended December 31, 1994.

Liquidity and Capital Resources

     The Company's cash and cash equivalents decreased $104,253 during the twelve months ended December 31, 1996, primarily due to net cash used for investing activities. Cash used for capitalized software costs (primarily for development of the new release of 1MAGE(R) software) totaled $297,060 for the year ended December 31,1996. The Company had working capital of $165,083 on December 31, 1996. The ratio of current assets to current liabilities was 1.2 to 1 at year end.

     The Company's internal sources of liquidity are revenues from operations and cash on hand. The Company receives most of its revenues for software licenses and system sales upon installation and does not maintain inventory balances. The Company has a $150,000 revolving line of credit. The loan is collateralized by certain notes and accounts receivable and a certificate of deposit for $25,000.

     The Company has no material commitments for capital expenditures for 1997.

     Management believes that inflation has not had a material impact on its results of operations to date.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1MAGE SOFTWARE, INC.

INDEX TO FINANCIAL STATEMENTS


                                                                       PAGE

INDEPENDENT AUDITORS' REPORT . . . . . . . . . . . . . . . . . . . . . . 14

BALANCE SHEETS - December 31, 1996 and 1995. . . . . . . . . . . . . . . 15

STATEMENTS OF OPERATIONS - For the Years Ended December 31, 1996,
1995 and 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

STATEMENTS OF SHAREHOLDERS' EQUITY - From January 1, 1994 through
December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

STATEMENTS OF CASH FLOWS - For the Years Ended December 31, 1996,
1995 and 1994. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . 20

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION. . . . . . . . 31

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS. . . . . . . . . . . . 32


                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------

Board of Directors
Image Software, Inc.
Englewood, Colorado

We have audited the accompanying balance sheets of Image Software, Inc. as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the Company understated deferred revenue at December 31, 1995 and overstated annual fee revenue during 1995 by $54,000. The Company has restated its 1995 financial statements for the correction of this error.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Image Software, Inc. as of December 31, 1996 and 1995, and the results of its consolidated operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

/s/ KARSH & COMPANY, P.C.
-------------------------

KARSH & COMPANY, P.C.


Denver, Colorado
February 11, 1997


IMAGE SOFTWARE, INC.
BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------


ASSETS                                                   1996        1995
                                                         ----        ----
CURRENT ASSETS:
  Cash and cash equivalents                        $  241,599  $  345,852
  Certificate of deposit                               25,000           -
  Receivables:
    Trade (less allowance: 1996, $90,952; 1995,
      $96,925)                                        507,808     561,720
    Current portion of notes receivable                     -      15,210
    Related parties                                    32,683       6,919
  Inventory                                           104,232      28,642
  Prepaid expenses and other current assets            24,814      25,839
                                                   ----------  ----------
    Total current assets                              936,136     984,182

PROPERTY AND EQUIPMENT, net                           244,617     268,550
OTHER ASSETS:
  Software development costs, net                     789,365     708,360
  Investment in ScanUSA                                     -      13,939
  Other                                                48,203      28,502
                                                   ----------  ----------
TOTAL ASSETS                                       $2,018,321  $2,003,533
                                                   ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                   $  150,000  $  100,477
  Current portion of convertible notes payable
    to related parties                                150,000           -
  Current portion of capital lease obligations         12,983      11,347
  Accounts payable                                    225,341     221,401
  Accrued liabilities                                 232,729     253,211
                                                   ----------  ----------
    Total current liabilities                         771,053     586,436

LONG-TERM OBLIGATIONS:
  Convertible notes payable to related parties              -     150,000
  Capital lease obligations                             8,489      21,461
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS' EQUITY:
  Common stock, $.004 par value - 10,000,000 shares
    authorized; shares outstanding:
    1996 - 2,147,563; 1995 - 1,936,859                  8,590       7,748
  Additional paid-in capital                        6,850,533   6,619,758
  Notes receivable for common stock                  (149,400)          -
  Accumulated deficit                              (5,470,944) (5,381,870)
                                                   ----------  ----------
    Total shareholders' equity                      1,238,779   1,245,636
                                                   ----------  ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $2,018,321  $2,003,533
                                                   ==========  ==========
See notes to financial statements.

IMAGE SOFTWARE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                        1996         1995         1994
                                        ----         ----         ----
REVENUE:
  System sales and software licenses $  989,572  $ 2,110,867   $4,016,271
  Services and annual fees            1,015,253      797,077      616,602
                                     ----------  -----------   ----------
    Total revenue                     2,004,825    2,907,944    4,632,873
                                     ----------  -----------   ----------
COST OF REVENUE:
  System sales and software licenses    514,595    1,457,620    1,553,156
  Services and annual fees              390,509      691,323      561,041
                                     ----------  -----------   ----------
    Total cost of revenue               905,104    2,148,943    2,114,197
                                     ----------  -----------   ----------
GROSS PROFIT                          1,099,721      759,001    2,518,676
                                     ----------  -----------   ----------

OPERATING EXPENSES:
  Selling, general and
    administrative                    1,273,046    1,952,001    1,832,941
  Write-down of software                      -       40,030            -
                                     ----------  -----------   ----------
    Total operating expenses          1,273,046    1,992,031    1,832,941
                                     ----------  -----------   ----------

INCOME (LOSS) FROM OPERATIONS          (173,325)  (1,233,030)     685,735
                                     ----------  -----------   ----------
OTHER INCOME (EXPENSE):
  Interest expense                      (27,826)     (21,040)     (67,924)
  Equity in earnings of affiliates      (13,939)     (86,061)           -
  Interest income                        18,782       27,377       26,946
  Other                                 112,234       (8,970)      (1,867)
                                     ----------  -----------   ----------
    Total other income (expense)         89,251      (88,694)     (42,845)
                                     ----------  -----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES       (84,074)  (1,321,724)     642,890
PROVISION FOR INCOME TAXES               (5,000)       8,000      (42,000)
                                     ----------  -----------   ----------
NET INCOME (LOSS)                    $  (89,074) $(1,313,724)  $  600,890
                                     ==========  ===========   ==========

EARNINGS (LOSS) PER COMMON SHARE         $(0.04)      $(0.69)       $0.34
                                     ==========  ===========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                  2,054,632    1,911,731    1,778,014
                                     ==========  ===========   ==========
See notes to financial statements.


IMAGE SOFTWARE, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                                    ADDITIONAL
                                   COMMON STOCK       PAID-IN      NOTES
                                 SHARES     AMOUNT    CAPITAL   RECEIVABLE

BALANCES, January 1, 1994       1,549,116   $6,196  $5,955,435  $       -
  Issuance of common stock for
    services                      107,000      429     229,259          -
  Issuance of common stock in
    connection  with retirement
    of debt                       111,112      445      49,555          -
  Accrued liabilities converted
    to common stock                 4,307       16       6,444          -
  Exercise of incentive
    common stock options           20,737       83      20,974          -
  Exercise of non-qualified
    common stock options          100,000      400     328,840          -
  Net income                            -        -           -          -
                                ---------   ------  ----------  ---------
BALANCES, December 31, 1994     1,892,272    7,569   6,590,507          -

  Issuance of common stock in
    connection with retirement
    of debt                        20,000       80      23,670          -
  Issuance of common stock for
    services                       27,162      109      41,303          -
  Cancellation of treasury stock   (2,575)     (10)    (35,722)         -
  Net loss                              -        -           -          -
                                ---------   ------  ----------  ---------
BALANCES, December 31, 1995     1,936,859    7,748   6,619,758          -

  Accrued liabilities converted
    to common stock                 1,867        7       1,860          -
  Issuance of common stock
    for inventory and services     62,087      248      82,752          -
  Sale of common stock            150,000      600     149,400   (149,400)
  Cancellation of common stock
    related to employee
    termination                    (3,250)     (13)     (3,237)         -
  Net loss                              -        -           -          -
                                ---------   ------  ----------  ---------
BALANCES, December 31, 1996     2,147,563   $8,590  $6,850,533  $(149,400)
                                =========   ======  ==========  =========

                                   ACCUM.    TREASURY STOCK
                                   DEFICIT   SHARES   AMOUNT      TOTAL

BALANCES, January 1, 1994       $(4,669,036)  2,575  $(35,732) $1,256,863
  Issuance of common stock for
    services                              -       -         -     229,688
  Issuance of common stock
    in connection with
    retirement of debt                    -       -         -      50,000
  Accrued liabilities converted
    to common stock                       -       -         -       6,460
  Exercise of incentive
    common stock options                  -       -         -      21,057
  Exercise of non-qualified
    common stock options                  -       -         -     329,240
  Net income                        600,890       -         -     600,890
                                 ----------  ------  --------  ----------
BALANCES, December 31, 1994      (4,068,146)  2,575   (35,732)  2,494,198

  Issuance of common stock in
    connection with retirement
    of debt                               -       -         -      23,750
  Issuance of common stock for
    services                              -       -         -      41,412
  Cancellation of treasury stock          -  (2,575)   35,732           -
  Net loss                       (1,313,724)      -         -  (1,313,724)
                                 ----------  ------  --------  ----------
BALANCES, December 31, 1995      (5,381,870)      -         -   1,245,636

  Accrued liabilities converted
    to common stock                       -       -         -       1,867
  Issuance of common stock
    for inventory and services            -       -         -      83,000
  Sale of common stock                    -       -         -         600
  Cancellation of common stock
    related to employee
    termination                           -       -         -           -
    employee termination                  -       -         -      (3,250)
  Net loss                          (89,074)      -         -     (89,074)
                                -----------  ------  --------  ----------
BALANCES, December 31, 1996     $(5,470,944)      -  $      -  $1,238,779
                                ===========  ======  ========  ==========

See notes to financial statements.


IMAGE SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                          1996        1995         1994
                                          ----        ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                     $ (89,074) $(1,313,724)   $ 600,890
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation and amortization       295,132      516,585      484,338
    Allowance for doubtful accounts      (5,973)     152,300      123,520
    Write-down of notes receivable            -            -      176,507
    Issuance of stock for services       30,750       41,412      229,688
    Compensation expense related to
    non-qualified stock options               -            -      131,840
    Write-down of capitalized software        -       40,030            -
    Equity in loss of affiliate          13,939       86,061            -
  Changes in assets and liabilities:
    Receivables                          34,121     914,522      (773,808)
    Inventory                           (57,297)     (13,515)         274
    Prepaid expenses and other current
      assets                              1,025      114,428     (128,744)
    Accounts payable                      3,940     (208,050)    (155,172)
    Accrued liabilities                 (18,615)    (197,507)     193,700
                                      ---------  -----------    ---------
Net cash provided by operating
  activities                            207,948      132,542      883,033
                                      ---------  -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment      (24,437)     (89,304)     (81,954)
Additions to capitalized software      (297,060)    (380,255)    (335,536)
Payments from notes receivable           15,210       34,107       67,003


Purchase of certificate of deposit      (25,000)          -            -
Investment in affiliate                       -     (100,000)          -
Increase in other assets                (19,701)      (2,953)      (8,879)
                                      ---------  -----------    ---------
Net cash used for investing
  activities                           (350,988)    (538,405)    (359,366)
                                      ---------  -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Additions to line of credit             438,948      255,000      247,500
Repayment of line of credit            (389,425)    (200,373)    (271,012)
Repayment of long-term obligations      (11,336)    (101,626)     (78,426)
Proceeds from issuance of convertible
  debt                                        -      150,000            -
Proceeds from issuance of common stock      600            -            -
Proceeds from exercise of common stock
  options                                     -            -      218,457
                                      ---------  -----------    ---------
Net cash provided by financing
  activities                             38,787      103,001      116,519
                                      ---------  -----------    ---------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                            (104,253)    (302,862)     640,186

CASH AND CASH EQUIVALENTS,
  beginning of year                     345,852      648,714        8,528
                                      ---------  -----------    ---------
CASH AND CASH EQUIVALENTS,
  end of year                         $ 241,599  $   345,852    $ 648,714
                                      =========  ===========    =========

See notes to financial statements.


IMAGE SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                          1996        1995         1994
                                          ----        ----         ----


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                 $ 12,907      $75,403      $26,060
                                       ========      =======      =======
Income taxes paid                      $  5,000      $29,000      $ 5,000
                                       ========      =======      =======

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

Debt and accrued interest retired in
  exchange for common stock            $      -      $23,750      $50,000
                                       ========      =======      =======
Inventory reclassified to equipment    $ 30,707      $42,854      $45,754
                                       ========      =======      =======
Reclassification of trade receivables
  to notes receivable                  $      -      $     -      $32,437
                                       ========      =======      =======
Accrued liabilities converted to
  common stock                         $  1,867      $     -      $ 6,460
                                       ========      =======      =======
Common stock issued for notes
  receivable                           $149,400      $     -      $     -
                                       ========      =======      =======
Common stock issued for inventory      $ 49,000      $     -      $     -
                                       ========      =======      =======

See notes to financial statements.


1MAGE SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
--------------------------------

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization - 1MAGE Software, Inc. (formerly Information Solutions, Inc. (the "Company")), was incorporated in Colorado in December 1981.

     In June 1994, Information Solutions, Inc. changed its name to 1MAGE Software, Inc. Simultaneously, its subsidiary, 1MAGE Software, Inc. changed its name to Information Solutions, Inc.

     From June of 1994 until December of 1995, the Company operated as two
     (2) distinct entities. 1MAGE Software, Inc. developed and marketed a UNIX-based electronic document image management and retrieval system. Information Solutions, Inc. marketed, installed, and supported integrated computer systems in the motor carrier industry. The Company earns the majority of its revenues in the United States.

     On December 31, 1995, Information Solutions, Inc. was merged into 1MAGE Software, Inc.

     Principles of Consolidation - During 1995 and 1994 the financial statements included the accounts of 1MAGE Software, Inc. and its wholly-owned subsidiary, Information Solutions, Inc.(formerly 1MAGE Software, Inc.) All material intercompany transactions have been eliminated.

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

     Property and Equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives (generally five years) of the assets or the lease term, if shorter. The Company capitalizes all expenditures for property and equipment in excess of $500.

     Software Development Costs are capitalized when technological feasibility is established. Such costs are stated at the lower of unamortized cost or net realizable value. Amortization is computed using either the straight-line method based on estimated economic lives of the products (five years) or the ratio that current product revenues bear to the total of current and anticipated future product revenues, whichever is greater. The amounts capitalized for the years ended December 31, 1996, 1995 and 1994 were $297,060, $380,255, and $335,536 respectively. Amortization of these costs totaled $216,053, $311,295, and $312,660, respectively. During 1995, the
     Company wrote down $40,030 of software development costs to net realizable value. The net realizable value of such capitalized costs is reviewed by management on a periodic basis, and costs in excess of net realizable value, if any, are charged to operations.

     Purchased Software is stated at cost less accumulated amortization. For the years ending December 31, 1996, 1995 and 1994 accumulated amortization was $1,001,987, $1,001,987, and $920,277, respectively.
     Purchased software is amortized using the straight-line method over the estimated useful life of the software (ten years). The net realizable value of such capitalized costs is reviewed by management on a periodic basis, and costs in excess of net realizable value, if any, are charged to operations. The net realizable value at December 31, 1996 and 1995 was $0.

     Revenue Recognition - Revenue from the sale of software licenses, computer equipment, and existing application software packages is recognized when the software and computer equipment are shipped to the customer, remaining vendor obligations are insignificant, there are no significant uncertainties about customer acceptance and collectibility is probable. Revenue from related services, including installation and software modifications, is recognized upon performance of services.

     The Company performs credit evaluations of its customers' financial condition and generally does not require collateral. The Company retains a security interest in the equipment and software sold until they are paid in full. Receivables are generally due within 30 days, with those customers not meeting those requirements being subject to stricter credit policies. In 1995, the Company charged $246,444 of notes receivable to bad debts for a customer who filed bankruptcy.
     In March 1996, the Company recovered $110,838 of income from receivables which had previously been recorded as bad debt. This amount is included in other income. Credit losses to customers have generally been within management's expectations.

     In 1993, a specific contract provided for the right to return the software. During 1994, the Company charged $150,040 to sales returns for the return of software sold.

     One customer accounted for 13% of 1996 revenues. A certain reseller accounted for 12% of revenue during 1996. Two customers accounted for 25% and 12% of accounts receivable at December 31, 1996.

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

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which required a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

     Reclassifications - Certain items in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation. Such reclassifications had no effect on net income or loss.

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that can affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.   RESTATEMENT OF FINANCIAL INFORMATION

     The Company has restated its financial statements for the year ended December 31, 1995. This action was taken to correct the accounting for deferred revenues related to annual fees. The impact of this adjustment on the Company's financial statement for the year ended December 31, 1995 was to increase deferred revenue by $54,000 and to decrease annual fee revenue and net income by $54,000.

3.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consist of the following:


                                               1996              1995
                                               ----              ----

        Equipment                           $ 689,592         $ 642,768
        Leasehold Improvements                 78,169            78,169
        Furniture                              74,762            66,441
                                            ---------         ---------
                                              842,523           787,378
        Less: Accumulated depreciation
        and amortization                     (597,906)         (518,828)
                                            ---------         ---------
                                            $ 244,617         $ 268,550
                                            =========         =========


4.   NOTES RECEIVABLE - TRADE

     Notes  receivable at December 31 consist of the following:


                                                   1996           1995
                                                   ----           ----

        Trade receivable, receivable in
        monthly installments of $4,055
        through April 1996                       $     -       $  12,164

        Notes receivable, receivable in
        monthly installments of $1,533,
        including interest at 8%,
        through April 1996                             -           3,046
                                                 -------        --------
                                                       -          15,210

        Less: Current portion                          -         (15,210)
                                                 -------        --------
        Non-current portion                      $     -       $       -
                                                 =======       =========

5.   NOTES RECEIVABLE FOR COMMON STOCK

     On May 31, 1996, the Company sold 150,000 shares of common stock for $1.00 per common share in exchange for $600 cash and $149,400 notes receivable which mature on August 18, 1997. The notes receivable bear interest at 8.25% per year and have been assigned as collateral on the line of credit. Interest receivable of $5,804 has been included in receivables - related parties at December 31, 1996. Interest income from related parties was $5,804 in 1996. The notes receivable are due from the same related parties as the convertible notes payable at Note 8.

6.   ACCRUED LIABILITIES

     Accrued liabilities at December 31 consist of the following:

                                                1996            1995
                                                ----            ----
        Deferred revenue                    $   50,000      $   54,000
        Sales tax payable                       43,241          84,371
        Accounting and audit fees               29,900          24,400
        Accrued interest - related party        26,586          11,667
        Accrued customer support                21,242          17,850
        Accrued compensation                    17,800          15,534
        Accrued sales commissions                8,372          29,468
        Other                                   35,588          15,921
                                            ----------      ----------
                                            $  232,729      $  253,211
                                            ==========      ==========


7.   LINE OF CREDIT

     The Company has a $150,000 revolving bank line of credit which expires September 5, 1997 and bears interest at prime (8.25% at December 31, 1996) plus 1% and is collateralized by the Company's notes and accounts receivable and a certificate of deposit for $25,000. Total borrowings outstanding under the line of credit were $150,000 at December 31, 1996.

8.   CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

     Convertible notes payable to related parties at December 31, consist of the following:

                                                1996            1995
                                                ----            ----

        10% Notes Payable, due
        January 15, 1997                      $100,000        $100,000
        10% Notes Payable, due
        August 18, 1997                         50,000          50,000
                                              --------        --------
           Total Notes Payable                $150,000        $150,000
                                              ========        ========


     The principal and interest are convertible into common stock at $1.50 per common share for the $100,000 notes due January 15, 1997 and $.9375 per common share for the $50,000 notes due August 18, 1997. Attached to the convertible notes are options to purchase 66,668 and 53,332 common shares at an exercise price of $1.50 and $.9375, respectively. These options expired on July 31, 1996.

     In January 1997, the $100,000 notes were amended, extending the maturity date to August 18, 1997 and amending the conversion rate to $.9375 per common share. The notes payable are due to the same related parties as the notes receivable for common stock at Note 5.

     Interest expense for the years ended December 31, 1996, 1995 and 1994 was $27,826, $21,040, and $67,294, and includes amounts to related parties of $15,000, ($3,364), and $44,865, respectively.

9.   SHAREHOLDERS' EQUITY

     COMMON STOCK

     In 1995, one note holder converted $23,750 of accrued interest into shares of common stock at $1.1875 per common share. In 1994, in accordance with the conversion terms, one officer converted his note to common stock at $.45 per common share.

     In 1995, the Company canceled the 2,575 shares of common stock held in treasury.

     STOCK COMPENSATION PLANS

     At December 31, 1996, the Company has three stock based compensation plans, which are described below. The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its 1996, 1994 or 1993 Stock Option Plans. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the rates of awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:


                                                  1996           1995
                                                  ----           ----
         Net Loss:
                           As reported       $  (89,074)   $ (1,313,724)
                           Pro forma         $ (254,074)   $ (1,462,724)

         Loss per common share:

                           As reported       $    (0.04)    $     (0.69)
                           Pro forma         $    (0.12)    $     (0.77)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1996 and 1995:


                                               1996             1995
                                               ----             ----

        Dividend Yield                               0%               0%
        Expected Volatility                         75%              75%
        Risk-Free Interest Rate                   8.25%             8.5%
        Expected Lives                       3.75 years        4.5 years

     1996 EQUITY INCENTIVE PLAN

     In September 1966, the Board of Directors authorized 1,000,000 shares of common stock for issuance under its 1996 Equity Incentive Plan
     ("1996 Plan") as incentive or non-qualified stock options.  The
     Company grants non-qualified and incentive stock options and restricted stock to officers and directors who are employees of the Company.

     The options are granted to purchase common stock at the fair market value on the grant date or at other prices as determined by the Board of Directors. The option vesting period is determined at the time of each grant, and all options expire two to ten years from the grant date.

     A summary of the 1996 Plan stock option activity follows:



                           OUTSTANDING
                             SHARES         VALUE PER SHARE         TOTAL
     Granted                 90,000              $.84             $75,942
                            -------                               -------

     Balances,
      December 31, 1996      90,000              $.84             $75,942
                            =======                               =======


     At December 31, 1996, options for 30,000 shares were exercisable under the 1996 Plan. There were 910,000 shares available for future grant.

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

     The terms and conditions of stock awards granted under the 1994 Plan may differ from one grant to another as the Board of Directors determines. During 1994, the Company paid financial advisory fees with non-qualified stock options granted at less than fair market value. Financial advisory fees totaling $34,640 and $97,200 were expensed in 1995 and 1994, respectively.

     Details of activity under the 1994 Plan are as follows:


                              OUTSTANDING
STOCK OPTIONS                   OPTIONS       VALUE PER SHARE      TOTAL
Granted                         700,000        $2.75 - $3.50   $2,360,500
Canceled                       (250,000)               $3.70     (925,000)
Exercised                      (100,000)       $2.97 - $3.70     (348,000)
                              ---------                        ----------

Balances, December 31, 1994     350,000        $2.75 - $3.25    1,087,500
Granted                          12,000         $.75 - $1.38       15,250
Canceled                       (350,000)       $2.75 - $3.25   (1,087,500)
                              ---------                        ----------
Balances, December 31, 1995      12,000         $.75 - $1.38       15,250
Granted                          86,495         $.77 - $1.49       80,176
Canceled                        (14,000)        $.75 - $1.49      (18,225)
                              ---------                        ----------
Balances, December 31, 1996      84,495         $.77 - $1.12      $77,201
                              =========                        ==========


STOCK GRANTS                    SHARES          GRANT PRICE        TOTAL

                                    500            $3.62        $   1,812
                                 15,000            $2.63           39,375
                                  2,500            $3.20            8,001
                             ----------                         ---------
Balances, December 31, 1994      18,000                            49,188
                                  6,500            $1.00            6,500
                                 27,526            $1.19           32,663
                                    533            $1.87              999
                                  4,155            $1.93            8,000
                                  4,051            $1.97            8,000
                                  3,926            $2.04            7,999
                                    471            $2.12            1,001
                             ----------                         ---------
Balances, December 31, 1995      65,162                           114,350
                                  2,783            $1.44            4,000
                                  8,000            $1.44           11,500
                                 20,000            $1.12           22,500
Canceled                         (3,250)           $1.00           (3,250)
                             ----------                        ----------
Balances, December 31, 1996      92,695                          $149,100
                             ==========                        ==========


     At December 31, 1996 options to purchase 1,247 shares of common stock were exercisable and 422,810 shares were available for future grant.

     1993 STOCK OPTION PLAN

     In May 1994, the Company authorized 235,000 shares of common stock for issuance under its 1993 Stock Option Plan ("1993 Plan") as incentive or non-qualified stock options. The Company grants non-qualified stock options to officers, directors, employees and consultants. Incentive stock options may be granted to employees.

     The options are granted to purchase common stock at the fair market value on the grant date or at other prices as determined by the Board
     of Directors.   The option vesting period is determined at the time
     of each grant, and all options expire two to ten years from the grant date.

     A summary of the 1993 Plan stock option activity follows:


                              OUTSTANDING
                                SHARES        VALUE PER SHARE      TOTAL
Balances, January 1, 1994        41,125         $.36 - $2.50      $41,839

Exercised                       (20,737)        $.36 - $2.50      (21,057)
Canceled                         (5,675)       $1.24 - $1.94       (8,997)
Granted                          50,250        $1.81 - $2.87      108,078
                               --------                          --------
Balances, December 31, 1994      64,963        $1.24 - $2.87      119,863

Canceled                        (23,750)       $1.81 - $2.87      (48,182)
Granted                         151,500        $1.12 - $2.06      170,963
                               --------                          --------
Balances, December 31, 1995     192,713         $.97 - $2.87      242,644

Canceled                        (24,938)       $1.24 - $2.87      (53,157)
Granted                          61,500         $.77 - $2.87       62,463
                               --------                          --------
Balances, December 31, 1996     229,275         $.77 - $1.37     $251,950
                               ========                          ========


     At December 31, 1996, options for 218,075 shares were exercisable under the 1993 Plan. There were options for 19,500 shares available for grant.

     COMMON STOCK WARRANTS

     In conjunction with a corporate development and financial advice agreement (Note 12), the Company granted a warrant to the advisors to acquire 107,378 shares of common stock at an exercise price of $1.00. The warrants vest at the following rate:

        December 16, 1996                          50,000
        Upon successful completion of a
        capital transaction                        57,378
                                                  -------
                                                  107,378
                                                  =======

     On January 28, 1994, the Board of Directors granted 100,000 warrants to an officer to purchase shares of common stock at an exercise price of $1.5625 per share, expiring on January 31, 1999.

     COMMON STOCK RESERVED

     Common stock reserved at December 31, 1996 was as follows:

        1996 Equity Incentive Plan              1,000,000
        1994 Stock Option and Grant Plan          507,305
        1993 Stock Option Plan                    248,775
        Warrants                                  207,378
        Convertible Notes Payable                 141,269
                                                ---------
                                                2,104,727
                                                =========

10.  INCOME TAXES

     The provisions for income taxes for the years ended December 31, consist of:

                                        1996         1995         1994
                                        ----         ----         ----
        Current:
           Federal                   $       -    $       -    $ 323,700
           State                         5,000       (8,000)      55,600
                                     ---------    ---------    ---------
        Total current                    5,000       (8,000)     379,300
                                     ---------    ---------    ---------

        Deferred:
           Federal                           -            -     (127,000)
           State                             -            -      (21,800)
                                     ---------    ---------    ---------
        Total deferred                       -            -     (148,800)
                                     ---------    ---------    ---------
                                         5,000       (8,000)     230,500

        Utilization of net
        operating loss
        carry forward                        -            -     (188,500)
                                     ---------    ---------    ---------
                                        $5,000      $(8,000)     $42,000
                                     =========    =========    =========


     The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:


        PERCENT OF PRETAX INCOME        1996         1995         1994
                                        ----         ----         ----
      Federal tax rate                 34.0%         34.0%        34.0%
      Increase (decrease) in
         taxes resulting from:
         State income tax, net
         of federal tax benefit         3.6%          3.6%         3.6%
      Use of net operating loss
         carry forward               (33.0)%       (37.5)%      (29.3)%
      Permanent differences           (4.6)%        (0.1)%       (1.8)%
      Other, net                      (5.9)%        (0.6)%           -%
                                   ---------     ---------    ---------
      Effective tax rate              (5.9)%        (0.6)%        6.5 %
                                   =========     =========    =========


     The components of the net deferred tax liability recognized in the accompanying balance sheets are as follows:


                                        1996         1995
                                        ----         -----
        Deferred tax liability      $    8,000   $    3,000
        Deferred tax asset          (2,066,000)  (2,082,000)
        Valuation allowance          2,058,000    2,079,000
                                    ----------   ----------
                                    $        -   $        -
                                    ==========   ==========


     The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and their approximate tax effects are as follows:

                                                1996             1995
                                                ----             ----
        Future income (deductions):
           Net operating loss              $(1,710,000)     $(1,688,000)
           Allowance for doubtful accounts     (34,000)         (36,000)
           Research and development credit    (206,000)        (206,000)
           Depreciation                        (56,000)         (63,000)
           Investment tax credit               (35,000)         (35,000)
           Capitalized software development
              costs                             (2,000)           3,000
           Other                               (15,000)         (54,000)
                                           -----------      -----------
                                           $(2,058,000)     $(2,079,000)
                                           ===========      ===========


     The Company has net operating loss carry forwards for federal and Colorado income tax purposes of approximately $4,547,000 and $2,178,000, respectively. Investment tax credit carry forwards of approximately $35,000 and research and development tax credit carry forwards of approximately $206,000 are available to reduce future federal income taxes. These carry forwards expire on varying dates from 1997 through 2011.

11.  EMPLOYEE BENEFIT PLAN

     The Company has a Cash or Deferred Profit Sharing Plan ("the 401(k) Plan"). The 401(k) Plan is designed to qualify under Section 401(k) of the Internal Revenue Code and allows the Company to make discretionary contributions as determined by the Company's Board of Directors. For the years ended December 31, 1996 and 1995, the Company contributed $1,410 and $1,867 to the 401(k) Plan. There were no Company contributions to the 401(k) Plan for the year ended December 31, 1994.

12.  COMMITMENTS AND CONTINGENCIES

     At December 31, 1996, and 1995, equipment with a net book value of $16,380 and $29,114 (net of accumulated amortization of $38,220 and $25,474), respectively, has been leased under capital leases.

     The Company leases its executive offices from an affiliated partnership under a noncancelable operating lease which expires in October 1998. Payments to this partnership for each of the years ended December 31, 1996, 1995 and 1994 pursuant to this lease were $85,400, $85,200 and $85,200 respectively.

     Future minimum payments for lease obligations are as follows:


                                               CAPITAL         OPERATING

        1997                                   $15,161           $89,952
        1998                                     8,843            75,752
        1999                                         -             4,752
        2000                                         -             4,752
        2001                                         -             4,752
                                             ---------         ---------
        Total minimum lease payments            24,004          $179,960
                                                               =========
        Amount representing interest            (2,532)
                                             ---------
        Present value of minimum
           lease payments                       21,472
        Current portion                        (12,983)
                                             ---------
        Long-term portion                       $8,489
                                             =========

     Equipment rent expense for the years ended December 31 totaled: 1996, $2,600; 1995, $6,500; 1994, $9,500.

     The Company has bonus agreements with certain officers which provide for quarterly bonuses of 5% and 4% of the Company's pre-tax profits. The Company expensed bonuses of $10,532, $0, and $54,586 under these agreements for the years ended December 31, 1996, 1995 and 1994, respectively.

     In December 1996, the Company entered into an agreement to receive corporate development and financial advice through January 31, 1998. The company will pay $6,000 per month throughout the duration of the contract. The Company will be charged a contingent advisory fee of 5% of the total capital or debt procured as a result of the agreement. The monthly fees may be offset against such contingent advisory fees.

13.  FINANCIAL INSTRUMENTS

     All financial instruments are held for purposes other than trading. The following methods and assumptions were used to estimate the fair value of each financial instrument for which it is practicable to estimate that value:

     CASH AND CASH EQUIVALENTS

     The carrying amount approximates fair value because of the short maturity of those instruments.

     DEBT

     The fair value of the Company's debt is estimated based on borrowing rates currently available to the Company for bank loans with similar terms and maturities.

     The estimated fair values of the Company's financial instruments at December 31, 1996 are as follows:


        ASSETS                             CARRYING AMOUNT    FAIR VALUE

        Cash and cash equivalents            $  241,599       $  241,599
        Certificate of deposit               $   25,000        $   25,000
        Receivables (including $32,683
          from related parties)              $  540,491       $  540,491

        LIABILITIES

        Accounts payable (including
          $14,200 to related parties)        $  225,341       $  225,341
        Line of credit                       $  150,000       $  150,000
        Convertible notes payable to
          related parties                    $  150,000        $  150,000


     The estimated fair values of the Company's financial instruments at December 31, 1995 are as follows:


        ASSETS                             CARRYING AMOUNT    FAIR VALUE

        Cash and cash equivalents            $  345,852       $  345,852
        Receivables (including $6,919
          from related parties)              $  583,849       $  583,849

        LIABILITIES

        Accounts payable                     $  221,401       $  221,401
        Line of credit                       $  100,477       $  100,477
        Convertible notes payable to
          related parties                    $  150,000        $  150,000



                        INDEPENDENT AUDITORS' REPORT
                        ON SUPPLEMENTARY INFORMATION

Board of Directors
Image Software, Inc.
Englewood, Colorado



Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules to the financial statements referred to in the accompanying index are presented for the purposes of additional information for the years ended December 31, 1996, 1995 and 1994 and have been subjected to the auditing procedures applied in the audit of the basic financial statements. In our opinion, such information for the years ended December 31, 1996, 1995 and 1994 is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ KARSH & COMPANY, P.C.

KARSH & COMPANY, P.C.


Denver, Colorado
February 11, 1997


1MAGE SOFTWARE, INC.

SCHEDULE VIII
VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------

                      Balance   Additions Charged to:             Balance
                     Beginning  Costs and    Other                At End
                     of Period  Expenses   Accounts  Deductions  of Period
                     ---------  --------   --------- ----------  ---------


FOR THE YEAR ENDED
 DECEMBER 31, 1996:

Allowance for
 Doubtful Accounts   $ 96,925     $ 27,606    $ -     $ 33,579    $ 90,952

FOR THE YEAR ENDED
 DECEMBER 31, 1995:

Allowance for
 Doubtful Accounts   $140,520     $273,235    $ -     $316,830    $ 96,925

FOR THE YEAR ENDED
 DECEMBER 31, 1994:

Allowance for
 Doubtful Accounts   $ 17,000     $155,138    $ -     $ 31,618    $140,520


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required herein is incorporated by reference from the Company's definitive Proxy Statement for the 1997 annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required herein is incorporated by reference from the Company's definitive Proxy Statement for the 1997 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required herein is incorporated by reference from the Company's definitive Proxy Statement for the 1997 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein is incorporated by reference from the Company's definitive Proxy Statement for the 1997 annual meeting of stockholders.

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
               See Financial Statement Index on Page 13
          2.   Financial Statement Schedules
               See Financial Statement Index on Page 13
          3.   List of Exhibits


EXHIBIT NUMBER          DESCRIPTION AND INCORPORATION BY REFERENCE

    3.1*            - Restated Articles of Incorporation of the Company,
                    as amended.
    3.2*            - Bylaws of the Company, as amended.
    3.3*            - Articles of Amendment to the Articles of
                    Incorporation of the Company dated April 18, 1991
    3.4**           - Articles of Amendment to the Articles of
                    Incorporation dated May 21, 1993.
    3.4**           - Articles of Amendment to the Articles of
                    Incorporation dated June 28, 1994.
    10.1*           - IBM Agreement for Authorized Dealers and industry
                    Remarketers between IBM and the Company dated March 1,
                    1993.
    10.5*           - UniVerse -TM- Distributor Agreement between VMARK
                    Software, Inc. and the Company dated May 15, 1991
    10.6*           - Business Agreement between Information Solutions of
                    MidAmerica, Ltd. and the Company dated February 1,
                    1988.
    10.7*           - Authorized Dealer Agreement between Information
                    Solutions of MidAmerica, Ltd. and the Company dated
                    March 26, 1988.
    10.8*           - Authorized Distributor Agreement between Information
                    Solution of MidAmerica, Ltd., and the Company dated
                    March 26, 1988, as amended by the Territory Rider
                    dated November 11, 1988.
    10.11*          - 1983 Stock Option Plan dated June 27, 1983, as
                    amended by the First Amendment to the 1983 Stock
                    Option Plan dated September 6, 1991.
    10.12*          - Form of Non-qualified Stock Option Agreement.
    10.13*          - Form of Incentive Stock Option Agreement.
    10.14           - President Employment Agreement between David R.
                    DeYoung and the Company dated November 1, 1996.
    10.15           - Chief Financial Officer Employment Agreement between
                    Mary Anne DeYoung and the Company dated September 1,
                    1996
    10.16*          - Assignment Agreement between Investment
                    Opportunities Group and the Company dated November 20,
                    1991.
    10.17*          - Buy-Out Agreement between Insi Corporation and the
                    Company dated March 1, 1991, and the Promissory Note,
                    Security Agreement and Bill of Sale in connection
                    therewith.
    10.19*          - Promissory Note dated September 14, 1987, payable by
                    the Company to Daniel N. Warner in the principal
                    amount of $58,000, as amended by the rider dated June
                    6, 1989.
    10.20*          - Statement of Registrants Rights for Series 1990
                    Preferred Stock dated January 30, 1990.
    10.21*          - Independent Software Vendor Agreement dated December
                    12, 1991 between Data General Corporation and the
                    Company.
    10.22****       - Software License Agreement between Reynolds+Reynolds
                    and the Company. This exhibit is subject to a grant of
                    confidential treatment filed separately with the
                    Securities and Exchange Commission.
    10.23***        - 1994 Stock Option and Grant Plan.
    10.24**         - 1993 Stock Option Plan.
    10.25           - Equity Incentive Plan
    11.1            - Calculation of Primary Earnings per Share.
    11.2            - Calculation of Fully Diluted Earnings per Share.
    23.1            - Consent of Karsh & Company, P.C.
    27              - Financial Data Schedule
                    *     Filed as an Exhibit to Form S-1 Registration
                          Statement No. 33-44717, on December 23, 1991. See Financial Statement Index on Page F-1
                    **    Filed as an Exhibit to Form S-8 Registration
                          Statement No. 33-86760, on November 29, 1994
                    ***   Filed as an Exhibit to Form S-8 Registration
                          Statement No. 33-78096, on April 22, 1994.
                    ****  Filed as an Exhibit to Form 10-K for the period
                          ended December 31, 1994.

     (b) The Company did not file any reports on Form 8-K for the quarter ended December 31, 1996.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, 1MAGE Software, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            1MAGE SOFTWARE, INC.


By:  /s/ David R. DeYoung                    Date:     March 14, 1997
     -------------------------                         -------------------
     David R. DeYoung
     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:  /s/ David R. DeYoung                    Date:     March 14, 1997
     -------------------------                         -------------------
     David R. DeYoung, President
     and Principal Chief
     Executive Officer


By:  /s/ Charles E. Burns                    Date:     March 14, 1997
     -------------------------                         -------------------
     Charles E. Burns
     Director


By:  /s/ Robert Wiegand, II                  Date:     March 14, 1997
     -------------------------                         -------------------
     Robert Wiegand, II
     Director and Secretary


By:  /s/ Mary Anne DeYoung                   Date:     March 14, 1997
     -------------------------                         -------------------
     Mary Anne DeYoung,
     Vice President, Finance
     Principal and Accounting Officer




                                EXHIBIT INDEX
                                -------------

EXHIBIT                                      METHOD OF FILING
-------                                      ----------------

10.14     President Employment Agreement
          between David R. DeYoung and
          the Company dated November 1,
          1996                               Filed herewith electronically

10.15     Chief Financial Officer
          Employment Agreement between
          Mary Anne DeYoung and the
          Company dated September 1, 1996     Filed herewith electronically

10.25     Equity Incentive Plan              Filed herewith electronically

11.1      Calculation of Primary
          Earnings per Share                 Filed herewith electronically

11.2      Calculation of Diluted
          Earnings per Share                 Filed herewith electronically

23.1      Consent of Karsh &
          Company, P.C.                      Filed herewith electronically

27        Financial Data Schedule            Filed herewith electronically
