Form 10-Q
period 1997-03-31
IMAGE SOFTWARE INC
filed 1997-05-14
CIK 723574

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997
OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the Transition period from ____________ to ______________

                       Commission file number 0-12535

                            1MAGE SOFTWARE, INC.
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Stock     No. Shares Outstanding              Date
       Common                  2,147,563                 May 9, 1997

                                Page 1 of 10
                       Exhibit Index Begins on Page 9



                            1MAGE SOFTWARE, INC.
                                    INDEX

Part I.  Financial Information                                         Page

     Item 1     Financial Statements

          Balance Sheets March 31, 1997, and December 31, 1996 . . . . . .3

          Statements of Operations for three months ended March 31, 1997 and March 31, 1996 . . . . . . . . . . . . . . . . . . . . . . .4

          Statements of Cash Flows for three months ended March 31, 1997 and March 31, 1996 . . . . . . . . . . . . . . . . . . . . . . .5

          Notes to Financial Statements. . . . . . . . . . . . . . . . . .6


     Item 2    Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . .7


Part II. Other Information

     Items 1-5 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8

     Item 6     Exhibits and Reports on Form 8-K . . . . . . . . . . . . .8

                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            1MAGE SOFTWARE, INC.
                               BALANCE SHEETS


                 ASSETS                 March 31, 1997   December 31, 1996
-------------------------------------   --------------   -----------------
Current Assets:
  Cash and cash equivalents              $   157,109         $   266,599
  Trade accounts receivable, net             642,337             540,491
  Inventory, at lower of cost or market      102,985             104,232
  Prepaid expenses                            46,727              24,814
                                         -----------         -----------
    Total Current Assets                     949,158             936,136
                                         -----------         -----------
  Property and equipment, net                215,777             244,617
  Deferred computer software development
    costs, net                               810,130             789,365
  Other assets                                49,232              48,203
                                         -----------         -----------
    TOTAL ASSETS                         $ 2,024,297         $ 2,018,321
                                         ===========         ===========
      Liabilities and Shareholders' Equity
------------------------------------------

Current Liabilities:
  Current portion of longterm debt:
    Other                                $   150,000         $   150,000
    Capital lease obligations                  9,895              12,983
  Trade accounts payable                     319,321             225,341
  Line of credit                             150,000             150,000
  Accrued expenses and other liabilities     254,094            232,729
                                         -----------         -----------
    Total current liabilities                883,310            771,053
                                         -----------         -----------
  Long-term obligations:
    Capital lease obligations                  8,489               8,489
    Other                                         -                   -
                                         -----------         -----------
      Total liabilities                      891,799             779,542
Shareholders' equity:
  Common stock, $.004 par value -
    10,000,000 shares authorized;
    shares outstanding: 1997 - 2,147,563;
    1995 - 1,938,726                           8,590               8,590
  Additional paid-in capital               6,853,346           6,850,533
  Notes receivable for common stock         (149,400)           (149,400)
  Accumulated deficit                     (5,580,038)         (5,470,944)
                                         -----------         -----------
    Total shareholders' equity             1,132,498           1,238,779
                                         -----------         -----------

    TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                 $ 2,024,297         $ 2,018,321
                                         ===========         ===========


                            1MAGE SOFTWARE, INC.
                          STATEMENTS OF OPERATIONS
          FOR THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996


                                           Three Months Ended March 31,
                                                1997             1996
                                          ----------          ----------
Revenue:
  System sales                            $  318,653          $  176,389
  Services and annual fees                   212,865             208,347
                                          ----------          ----------
    Total revenue                            531,518             384,736

Cost of Revenue:
  System sales                               139,540              36,033
  Services and other                         161,386             180,998
                                          ----------          ----------
    Total Cost of Revenue                    300,926             217,031

Gross Profit:                                230,592             167,705
    % of Revenue                               43.4%               43.6%

Operating Expenses:
  Selling, general and administrative        336,125             307,133
                                          ----------          ----------
    Total Operating Expenses                 336,125             307,133

INCOME (LOSS) FROM OPERATIONS               (105,533)           (139,428)

Other Income (Expense):
  Equity in earnings/(loss) of affiliate          -               (5,039)
  Interest expense                            (8,529)             (6,961)
  Interest income                              3,378               3,792
  Other                                        2,168             119,638
                                          ----------          ----------
    Total other income (expense)              (2,983)            111,430
                                          ----------          ----------
Income (Loss) Before Income Taxes           (108,516)            (27,998)

Provision for Income Taxes                        -                   -
                                          ----------          ----------

Net Income (Loss)                         $ (108,516)         $  (27,998)
                                          ==========          ==========

Earnings (Loss) per Common Share          $    (0.05)         $    (0.01)
                                          ==========          ==========
Weighted Average Number of Common
  Shares Outstanding                       2,147,563           1,897,164
                                          ==========          ==========


                            1MAGE SOFTWARE, INC.
                          STATEMENTS OF CASH FLOWS
          FOR THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

                                           Three Months Ended March 31,
                                               1997             1996
                                          ----------          ----------

Cash Flows From Operating Activities:
  Net income (loss)                       $ (108,516)         $  (27,998)
  Adjustments to reconcile net income
  (loss) to net cash provided
  by (used for) operating activities:
    Depreciation and amortization            104,223              89,233
    Equity in (earnings) loss of
    affiliate                                     -                5,039
    Issuance of stock for services             7,688               7,485
    Changes in operating assets and
    liabilities:
      Receivables                           (101,846)            109,341
      Inventory                                1,247                  -
      Prepaid expenses                            -                3,046
      Accounts payable                        93,980             (68,733)
      Accrued liabilities                     11,795             (49,824)
                                          ----------          ----------

  Net cash provided (used) by operating
  activities                                   8,571               7,589

Cash Flows from Investing Activities:
  Purchase of fixed assets                      (383)             (6,494)
  Increase in capitalized software           (95,765)            (59,590)
  Increase in other assets                   (21,913)            (47,551)
                                          ----------          ----------

  Net cash provided by (used for)
  investing activities                      (118,061)           (113,635)

Cash Flows from Financing Activities:
  Repayment of line of credit                     -               (2,979)
  Additions to line of credit                     -                5,450
  Repayment of longterm debt                      -               (2,693)
                                          ----------          ----------

  Net cash provided by financing
  activities                                      -                 (222)
                                          ----------          ----------

  Increase (Decrease) in cash and cash
  equivalents                               (109,490)            (46,268)

  Cash and cash equivalents,
  beginning of period                        266,599             345,852
                                          ----------          ----------
  Cash and cash equivalents,
  end of period                           $  157,109           $ 299,584
                                          ==========          ==========

                            1MAGE SOFTWARE, INC.
                        Notes to Financial Statements

GENERAL:
Management has elected to omit substantially all notes to the unaudited interim financial statements. Reference should be made to the Company's annual report on Form 10-K for the year ended December 31, 1996 as this report incorporates the Notes to the Company's year-end financial statements.

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

REVENUE RECOGNITION:
Revenue from the sale of software licenses, computer equipment and existing application software packages is recognized when the software and computer equipment are shipped to the customer, remaining vendor obligations are insignificant, there are no significant uncertainties about customer acceptance and collectibility is probable. Revenue from related services, including installation and software modifications, is recognized upon performance of services.

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

INCOME/LOSS PER SHARE:
Income (Loss) per share is computed by dividing net income (loss) by the weighted average number of common and equivalent shares. Common stock equivalents were not included in the weighted average number of shares outstanding for loss periods as their effect was antidilutive. Fully diluted earnings per share are either antidilutive or not materially different from primary earnings per share.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for three months ended March 31, 1997 versus March
31, 1996

1MAGE Software, Inc.'s (the "Company") revenue of $531,518 for the first quarter of 1997 was 38% greater than $384,736 reported for the same period a year ago. For the three months ended March 31, 1997, the Company posted a net loss of $(108,516) or $(.05) per share versus a net loss of $(27,998) or $(.01) per share for the same period in 1996. The increase in revenue is primarily due to a year over year increase of $135,002 in hardware revenue, resulting from enduser sales recognized in the first quarter of 1997. Gross profit as a percent of revenue showed virtually no change for the comparable periods. Selling, general and administrative expenses increased 9% for the quarter ended March 31, 1997 primarily due to increased costs associated with the hiring of a national sales manager. A onetime recovery of a bad debt in first quarter 1996 ($110,838 "Other Income") was the most significant change in quarter over quarter results, as this did not recur in first quarter 1997.

Liquidity and Capital Resources

As of March 31, 1997, cash on hand decreased $109,490 from $266,599 at December 31,1996. Additions to capitalized software used cash of $95,765 as research and development costs were incurred in order to continually enhance the document imaging software product offerings. Current liabilities include a $150,000 note payable to the same related party as the note receivable for common stock that is shown in the Stockholder Equity section of the Balance Sheet.

The Company's financial resources include cash on hand, revenues from operations, and management of funds available on its revolving line of credit. In the Company's judgment, sufficient financial resources are available to meet current working capital needs. The Company has a $150,000 revolving line of credit which expires September 5, 1997 and bears interest at Prime +1% and is secured by the Company's notes and accounts receivable. On April 25, 1997, there was $120,000 outstanding against the line of credit.

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

Item 6.            Exhibits and Reports on Form 8-K

(A) Exhibit Table

27    Financial Data Schedule

(B) Reports on Form 8-K

There were no reports filed on Form 8-K for the quarter ended March 31, 1997.

                                 SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            1MAGE SOFTWARE, INC.
                                (Registrant)



                                                 /s/   Mary Anne DeYoung
Date: 5/13/97                                          Mary Anne DeYoung
                                                   Chief Financial Officer



                                Exhibit Index

Exhibit 27                                         Method of Filing

  27               Financial Data Schedule    Filed herewith electronically