Form 10-Q
period 1997-06-30
IMAGE SOFTWARE INC
filed 1997-07-11
CIK 723574

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition period from -------------- to --------------
                         Commission file number 0-12535

                              1MAGE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

             COLORADO                                84-0866294
(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)                        Number)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS OF STOCK        NO. SHARES OUTSTANDING           DATE
         Common                 2,147,563               July 10, 1997

                                  Page 1 of 12
                         Exhibit Index Begins on Page 9

                              1MAGE SOFTWARE, INC.
                                      INDEX

PART I.  FINANCIAL INFORMATION                                   PAGE

   Item 1     Financial Statements

     Balance Sheets - June 30, 1997, and December 31, 1996           3

     Statements of Operations - for three months ended
     June 30, 1997 and June 30, 1996                                 4

     Statements of Operations - for six months ended
     June 30, 1997 and June 30, 1996                                 5

     Statements of Cash Flows - for six months ended
     June 30, 1997 and June 30, 1996                                 6

     Notes to Financial Statements                                   7

   Item 2  Management's Discussion and Analysis of
           Financial Condition and Results of Operations             8

PART II. OTHER INFORMATION

   Items 1 - 5                                                       9

   Item 6     Exhibits and Reports on Form 8-K                       10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              1MAGE SOFTWARE, INC.
                                 BALANCE SHEETS



ASSETS                                      JUNE 30,          DECEMBER
                                                 1997         31, 1996
                                           ----------       ----------
CURRENT ASSETS:
   Cash and cash equivalents              $   225,038      $   266,599
   Trade accounts receivable, net             571,161          540,491
   Inventory, at lower of cost or market      103,761          104,232
   Prepaid expenses                            62,648           24,814
                                          -----------      -----------
       TOTAL CURRENT ASSETS                   962,608          936,136
                                          -----------      -----------
   Property and equipment, net                191,241          244,617
   Deferred computer software
       development costs, net                 849,291          789,365
   Other assets                                50,054           48,203
                                          -----------      -----------
       TOTAL ASSETS$                      $ 2,053,194      $ 2,018,321
                                          ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt:
       Other                              $   150,000      $   150,000
       Capital lease obligations                6,700           12,983
   Trade accounts payable                     274,448          225,341
   Line of credit                             149,219          150,000
   Accrued expenses and other liabilities     284,763          232,729
                                          -----------       ----------
       TOTAL CURRENT LIABILITIES              865,130          771,053
                                          -----------       ----------
Long-term obligations:
   Capital lease obligations                    8,489            8,489
   Other                                            -                -
                                          -----------       ----------
       TOTAL LIABILITIES                      873,619          779,542

SHAREHOLDERS' EQUITY:
   Common stock, $.004 par value
       10,000,000 shares authorized;
       shares outstanding: 1997
       2,147,563; 1996 - 2,147,563              8,590            8,590
   Additional paid-in capital               6,856,155        6,850,533
   Notes receivable for common stock        (149,400)        (149,400)
   Accumulated deficit                    (5,535,770)      (5,470,944)
                                          -----------      -----------
       TOTAL SHAREHOLDERS' EQUITY           1,179,575        1,238,779
                                          -----------      -----------
       TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                            $ 2,053,194      $ 2,018,321
                                          ===========      ===========


                              1MAGE SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
             FOR THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996


                                             THREE MONTHS ENDED JUNE 30,
                                                 1997             1996
                                             --------         --------

REVENUE:
   System sales                            $  335,780       $  221,558
   Services and annual fees                   306,257          363,665
                                           ----------       ----------
       Total revenue                          642,037          585,223

COST OF REVENUE:
   System sales                               177,547          100,632
   Services and annual fees                    80,044           97,755
                                           ----------       ----------
       Total Cost of Revenue                  257,591          198,387

GROSS PROFIT:                                 384,446          386,836
   % of Revenue                                   59%              66%

OPERATING EXPENSES:
   Selling, general and administrative        335,911          267,935
                                           ----------       ----------
       Total Operating Expenses               335,911          267,935

INCOME (LOSS) FROM OPERATIONS                  48,535          118,901

OTHER INCOME (EXPENSE):
   Equity in earnings/(loss) of affiliate           -          (8,900)
   Interest expense                           (6,939)          (6,667)
   Interest income                              3,465            3,569
   Other                                      (1,371)             (66)
                                           ----------       ----------
       Total other income (expense)           (4,845)         (12,064)
                                           ----------       ----------

INCOME BEFORE INCOME TAXES                     43,690          106,837

PROVISION FOR INCOME TAXES                          -                -
                                           ----------       ----------
NET INCOME                                 $   43,690       $  106,837
                                           ==========       ==========
EARNINGS PER COMMON SHARE                  $     0.02            $0.05
                                           ==========       ==========
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                       2,147,563        1,969,986
                                           ==========       ==========


                              1MAGE SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
              FOR SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996


                                             SIX MONTHS ENDED JUNE 30,
                                              1997                1996
                                           -------             -------

REVENUE:
   System sales                           $   654,433       $  397,947
   Services and annual fees                   519,122          572,012
                                          -----------       ----------
       Total revenue                        1,173,555          969,959

COST OF REVENUE:
   System sales                               392,087          203,759
   Services and annual fees                   166,429          211,659
                                          -----------       ----------
       Total Cost of Revenue                  558,516          415,418

GROSS PROFIT:                                 615,039          554,541
   % of Revenue                                   52%              57%

OPERATING EXPENSES:
   Selling, general and administrative        672,036          575,483
                                          -----------       ----------
       Total Operating Expenses               672,036          575,483

INCOME (LOSS) FROM OPERATIONS                (56,997)         (20,942)

OTHER INCOME (EXPENSE):
   Equity in earnings/(loss) of affiliate           -         (13,939)
   Interest expense                          (15,468)         (13,628)
   Interest income                              7,111            7,360
   Other                                          528          119,988
                                          -----------      -----------
       Total other income (expense)           (7,829)           99,781
                                          -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES            (64,826)           78,839

PROVISION FOR INCOME TAXES                          -                -
                                          -----------      -----------

NET INCOME (LOSS)                        $   (64,826)      $    78,839
                                          ===========      ===========
EARNINGS (LOSS) PER COMMON SHARE           $      0.03)    $      0.04
                                          ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                       2,147,563        2,003,481
                                          ===========      ===========


1MAGE SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
FOR SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996


                                              SIX MONTHS ENDED JUNE 30,
                                                 1997             1996
                                              -------          -------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                      $  (64,826)        $  78,839
   Adjustments to reconcile net income
    (loss) to net cash provided by
    (used for) operating activities:
        Depreciation and amortization         208,432          178,467
        Equity in (earnings) loss of
         affiliate                                  -           13,939
        Allowance for doubtful accounts        14,310         (35,000)
        Issuance of stock for services          5,625           28,568
        Changes in operating assets
         and liabilities:
            Receivables                      (30,670)           50,146
            Inventory                           (471)         (15,000)
            Prepaid expenses                 (49,078)         (29,581)
            Accounts payable                   49,107         (60,261)
            Accrued liabilities                49,094         (66,116)
                                          -----------      -----------
   Net cash provided (used) by
     operating activities                     181,523          144,001

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                   (5,056)         (15,772)
   Increase in capitalized software         (209,926)        (138,885)
   Increase in other assets                   (1,851)            (765)
   Payments from notes receivable                   -           10,674
                                          -----------      -----------
   Net cash provided by (used for)
     investing activities                   (216,833)        (144,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of line of credit              (175,000)        (155,927)
   Additions to line of credit                174,219          164,450
   Repayment of long-term debt                (5,470)          (5,470)
                                          -----------      -----------
   Net cash provided by financing
    activities                                (6,251)            3,053
                                          -----------      -----------

   INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                         (41,561)            2,306

   Cash and cash equivalents,
    beginning of period                       266,599          345,852
                                          -----------      -----------
   Cash and cash equivalents,
    end of period                         $   225,038      $   348,158
                                          ===========      ===========


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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 1997 VERSUS THREE MONTHS ENDED JUNE 30, 1996
1MAGE Software, Inc.'s (the "Company") revenue of $642,037 for the second quarter of 1997 was 10% higher than $585,223 reported for the same period a year ago. For the three months ended June 30, 1997, the Company posted net income of $43,690 versus net income of $106,837 for the same period in 1996. Earnings per share for the three months ended June 30, 1997 were $.02 compared to earnings per share of $.05 for the three months ended June 30, 1996. The increase in revenue is attributable to a 51% increase in system sales for the comparable periods. Revenue generated from system sales accounted for 52% of total revenue for the second quarter of 1997, as compared to 38% of revenue for the second quarter of 1996. Reseller software sales for the second quarter of 1997 exceeded direct software sales. Sales to resellers are reported net of all discounts. Service and annual fees comprised 48% and 62% of total revenue for the comparable periods. Gross profit as a percent of revenue was 60% and 66%, respectively, for the quarters ended June 30, 1997 and June 30, 1996. Gross profit (dollars) changed less than 1% from the second quarter of 1996 to the second quarter of 1997. Selling, general and administrative ("SG&A") expenses of $335,911 for the three months ended June 30, 1997 were $68,000 higher than expenses for the same quarter in 1996, due in part to increased sales and marketing campaigns.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1997 VERSUS SIX MONTHS ENDED JUNE 30, 1996
1MAGE Software, Inc.'s revenue of $1,173,555 for the six months ended June 30, 1997 was 21% greater than $969,959 reported for the same period a year ago. For the six months ended June 30, 1997, the Company posted a net loss of ($64,826) versus net income of $78,839 for the same period in 1996. Loss per share for the six months ended June 30, 1997 was ($.03) compared with net earnings per share of $.04 for the six months ended June 30, 1996. Revenue from system sales accounted for 55% of total revenue for the six months ended June 30, 1997, compared to 41% of total revenue for the same period in 1996. Management's goal is to have a balance between recurring revenues and new business. In the six months ended June 30, 1997, the Company has signed up four resellers each of which target different vertical markets. Recurring annual license fees for the six months ended June 30, 1997 accounted for $405,003 (35% of total revenue) compared to $409,476 (42% of total revenue) for the same period in 1996. Net income was greater in 1996 primarily due to the recovery of a previously written off bad debt (in the amount of $110,838) during the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 1997, cash on hand decreased $41,561 from $266,599 at December 31, 1996. Additions to capitalized software used cash of $209,926 as research and development costs were incurred in order to continually enhance the document imaging software product offerings. Current liabilities include a $150,000 note payable to the same related party as the note receivable for common stock that is shown in the Stockholder Equity section of the Balance Sheet.

The Company's financial resources include cash on hand, revenues from operations, and management of funds available on its revolving line of credit. In the Company's judgment, sufficient financial resources are available to meet current working capital needs. The Company has a $150,000 revolving line of credit which expires September 5, 1997 and bears interest at Prime +1% and is secured by the Company's notes and accounts receivable. On July 10, 1997, there was $149,219 outstanding against the line of credit.

PART II: OTHER INFORMATION

Item 1.        Legal Proceedings                            Inapplicable
Item 2.        Changes in Securities                        Inapplicable
Item 3.        Defaults upon Senior Securities              Inapplicable
Item 4.        Submission of Matters to a vote of Security Holders

The Registrant's annual meeting of stockholders was held on May 12, 1997. At the meeting, David R. DeYoung, Charles E. Burns, Robert Wiegand II, Mary Anne DeYoung and Richard A. Knapp were elected as directors. The stockholders approved and ratified the Company's 1996 Equity Incentive Plan and they ratified the appointment of Karsh & Co., P.C. as the Company's independent public accountants for the year ending December 31, 1997

The number of votes cast for or withheld for each director was as follows:

NOMINEE                 FOR                   WITHHELD
David R. DeYoung      1,922,019                11,318
Charles E. Burns      1,922,426                10,911
Robert Wiegand II     1,923,547                 9,790
Mary Anne DeYoung     1,921,047                12,290
Richard A. Knapp      1,922,547                10,790

The number of votes cast for, against and abstentions for approval and ratification of the Company's 1996 Equity Incentive Plan was as follows:

FOR              AGAINST          ABSTAIN          NOT VOTED
723,029          40,895           19,065           1,150,348

The number of votes cast for, against and abstentions for ratification of the auditors was as follows:

FOR                    AGAINST                ABSTAIN
1,920,450              8,498                  4,389

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

ITEM 5.        OTHER INFORMATION                            INAPPLICABLE

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibit Table

27    Financial Data Schedule

(B) Reports on Form 8-K

There were no reports filed on Form 8-K for the quarter ended June 30, 1997.

SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              1MAGE SOFTWARE, INC.
                                  (REGISTRANT)


Date: July 11, 1997                          /s/   Mary Anne DeYoung
                                                 Mary Anne DeYoung
                                             Chief Financial Officer



                                  Exhibit Index

EXHIBIT                                           METHOD OF FILING
27   Financial Data Schedule            Filed herewith electronically