Form 10-Q
period 1997-09-30
IMAGE SOFTWARE INC
filed 1997-11-14
CIK 723574

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997
OR
(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from --------------- to ----------------

                      Commission file number 0-12535

                           1MAGE SOFTWARE, INC.
                       -----------------------------
          (Exact name of registrant as specified in its charter)

               COLORADO                           84-0866294
             --------------                       -------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification Number)

            6486 South Quebec Street, Englewood, Colorado 80111
            ---------------------------------------------------
                  (Address of principal executive office)

                              (303) 773-1424
                              ---------------
           (Registrant's telephone number, including area code)

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
Yes  [X]   No  [ ]
     ----     -----

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class of Stock      No. Shares Outstanding        Date
---------------     ----------------------        ----------------
   Common                  2,142,374              November 7, 1997

                               Page 1 of  12
                      Exhibit Index Begins on Page 10
                           1MAGE SOFTWARE, INC.
                                   INDEX
                                  ------


PART I.  FINANCIAL INFORMATION                                   Page
                                                                 ----

   Item 1     Financial Statements

Balance Sheets -September 30, 1997, and December 31, 1996            3

Statements of Operations -for three months ended
     Sept. 30, 1997 and Sept. 30, 1996                               4

Statements of Operations -for nine months ended
     Sept. 30, 1997 and Sept. 30, 1996                               5

Statements of Cash Flows -for nine months ended
     Sept. 30, 1997 and Sept. 30, 1996                               6

Notes to Financial Statements                                        7


   Item 2     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations       8



PART II. OTHER INFORMATION

   Items 1-5                                                        10

   Item 6     Exhibits and Reports on Form 8-K                      10



                       PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                           1MAGE SOFTWARE, INC.
                              BALANCE SHEETS
                                             SEPTEMBER     DECEMBER
       ASSETS                                30, 1997       31, 1996
------------------------------------         ----------     ----------
CURRENT ASSETS:

     Cash and cash equivalents              $  128,656      $  266,599
     Trade accounts receivable, net            488,313         540,491
     Inventory, at lower of cost or market      94,988         104,232
     Current portion of notes receivable       149,400               -
     Prepaid expenses                           62,867          24,814
                                            ----------      ----------
          Total current assets                 924,224         936,136
                                            ----------      ----------
     Property and equipment, net               180,034         244,617
     Deferred computer software
        development costs, net                 867,943         789,365
     Other assets                               39,626          48,203
                                            ----------      ----------
          TOTAL ASSETS                      $2,011,827      $2,018,321
                                            ==========      ==========

      LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------
CURRENT LIABILITIES:
     Current portion of long-term debt:
        Other                               $  150,000      $  150,000
        Capital lease obligations               20,324          12,983
     Trade accounts payable                    250,708         225,341
     Line of credit                            149,999         150,000
     Accrued expenses and other liabilities    290,039         232,729
                                            ----------     -----------
        Total current liabilities              861,070         771,053
                                            ----------     -----------
Long-term obligations:
     Capital lease obligations                   4,346           8,489
     Other                                           -               -
                                            ----------     -----------
        TOTAL LIABILITIES                      865,416         779,542
Shareholders' equity:
     Common stock, $.004 par value -
        10,000,000 shares authorized;
        shares outstanding: 1997 -
        2,142,374; 1996 - 2,147,563              8,609           8,590
     Additional paid-in capital              6,841,853       6,850,533
     Notes receivable for common stock               -        (149,400)
     Accumulated deficit                    (5,704,051)     (5,470,944)
                                           -----------     -----------
        Total shareholders' equity           1,146,411       1,238,779
                                           -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 2,011,827     $ 2,018,321
                                           ===========     ===========


                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF OPERATIONS
     FOR THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996


                                                   THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                1997           1996
                                              --------       --------
    REVENUE:
     System sales                             $ 134,892     $  341,356
     Services and annual fees                   253,718        223,548
                                              ---------     ----------
        Total revenue                           388,610        564,904

    COST OF REVENUE:
     System sales                               110,398        152,872
     Services and annual fees                    75,337         75,835
                                              ---------     ----------
        Total Cost of Revenue                   185,735        228,707

    GROSS PROFIT:                               202,875        336,197
     % of Revenue                                52.2%          59.5%

    OPERATING EXPENSES:
     Selling, general and administrative        365,013        321,535
                                              ---------      ---------
        Total Operating Expenses                365,013        321,535

    INCOME (LOSS) FROM OPERATIONS              (162,138)        14,662

    OTHER INCOME (EXPENSE):
     Interest expense                            (9,220)        (6,667)
     Interest income                              3,490          7,498
     Other                                         (410)        (8,756)
                                              ---------      ---------
       Total other income (expense)              (6,140)        (7,925)
                                              ---------      ---------

    INCOME (LOSS) BEFORE INCOME TAXES          (168,278)         6,737

    PROVISION FOR INCOME TAXES                        -              -
                                              ---------      ---------
     NET INCOME /(LOSS)                       $(168,278)     $   6,737
                                              =========      =========

     EARNINGS/(LOSS)  PER COMMON SHARE        $  (0.08)      $   0.00
                                              =========      =========

    WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                       2,149,400      2,129,563
                                              =========      =========


                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF OPERATIONS
      FOR NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

                                            Nine Months Ended September 30,
                                               1997             1996
                                           --------           --------

    REVENUE:
     System sales                             789,325        $739,303
     Services and annual fees                 772,840         795,560
                                            ---------       ---------
        Total revenue                       1,562,165       1,534,863

    COST OF REVENUE:
     System sales                             502,485         356,631
     Services and annual fees                 241,766         287,493
                                            ---------       ---------
        Total Cost of Revenue                 744,251         644,124

    GROSS PROFIT:                             817,914         890,739
     % of Revenue                               52.4%          58.0%

    OPERATING EXPENSES:
      Selling, general and administrative   1,037,049         896,630
                                            ---------       ---------
        Total Operating Expenses            1,037,049         896,630

    INCOME (LOSS) FROM OPERATIONS            (219,135)         (5,891)

    OTHER INCOME (EXPENSE):
     Equity in earnings/(loss) of affiliate         -         (13,939)
     Interest expense                         (24,689)        (20,151)
     Interest income                           10,601          14,403
     Other                                        119         111,154
                                            ---------       ---------
        Total other income (expense)          (13,969)         91,467
                                            ---------       ---------

    INCOME (LOSS) BEFORE INCOME TAXES        (233,104)         85,576

    PROVISION FOR INCOME TAXES                      -               -
                                            ---------       ---------

    NET INCOME (LOSS)                       $(233,104)        $85,576
                                            =========       =========
    EARNINGS (LOSS) PER COMMON SHARE          $(0.11)          $0.04
                                            =========       =========
    WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                     2,148,178       2,023,763
                                            =========       =========


                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF CASH FLOWS
      FOR NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996


                                              NINE MONTHS ENDED SEPT. 30,
                                                1997           1996
                                              --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                     $ (233,104)       $  85,576
     Adjustments to reconcile net income
       (loss) to net cash provided
        by (used for) operating activities:
           Depreciation and amortization      306,129          218,103
           Equity in (earnings)loss of
              affiliate                             -           13,939
           Allowance for doubtful accounts    (47,672)          (4,603)
           Issuance of stock for
              services/products                 8,437            7,667
           Changes in operating assets
               and liabilities:
                  Receivables                  98,447           67,573
                  Inventory                    (9,244)         (17,846)
                  Prepaid expenses            (26,803)         (16,005)
                  Accounts payable             25,367           39,694
                  Accrued liabilities          57,310          (69,437)
                                            ---------        ---------
     Net cash provided by operating
           activities                         178,867          324,661

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                 (16,546)         (16,982)
     Increase in capitalized software        (303,578)        (229,049)
     Increase in other assets                   8,577           (1,793)
     Payments from notes receivable                 -            8,501
                                            ---------        ---------
     Net cash provided by (used for)
         investing activities                (311,547)        (239,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of line of credit             (175,000)        (227,152)
     Additions to line of credit              174,999          274,177
     Repayment of long-term debt               (5,262)          (8,353)
                                            ---------        ---------
     Net cash provided by (used for)
        financing activities                   (5,263)          38,672
                                            ---------        ---------
     INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                        (137,943)         124,010

     Cash and cash equivalents,
        beginning of period                   266,599          345,852
                                            ---------        ---------
     Cash and cash equivalents,
         end of period                      $ 128,656        $ 469,862
                                            =========        =========


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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1996
1MAGE Software, Inc.'s (the "Company") revenue of $388,610 for the third quarter of 1997 was 31% lower than $564,904 reported for the same period a year ago. For the three months ended September 30, 1997, the Company posted a net loss of ($168,278) versus net income of $6,737 for the same period in 1996. Loss per share for the three months ended September 30, 1997 was ($.08) compared to $.00 per share for the three months ended September 30, 1996. The Company's disappointing revenue was primarily due to postponement of several orders. System sales were down 60% for the comparable periods. However, recurring revenue generated from annual license fees increased 28% over the third quarter last year due to a growing customer base. Reseller software sales for the third quarter of 1997 exceeded direct software sales. Sales to resellers are reported net of all discounts. Selling, general and administrative ("SG&A") expenses of $365,013 for the three months ended September 30, 1997 were 13% higher than expenses for the same quarter in 1996, due to increased sales and marketing expenses, higher depreciation charges, as well as legal fees associated with the filing of a registration statement.

RESULTS OF  OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS
NINE MONTHS ENDED SEPTEMBER 30, 1996
1MAGE Software, Inc.'s revenue of $1,562,165 for the nine months ended September 30, 1997 was slightly higher than $1,534,863 reported for the same period a year ago. For the nine months ended September 30, 1997, the Company posted a net loss of ($233,104) versus net income of $85,576 for the same period in 1996. Loss per share for the nine months ended
September 30, 1997 was ($.11) compared with net earnings per share of $.04 for the nine months ended September 30, 1996. Revenue from system sales accounted for 51% of total revenue for the nine months ended September 30, 1997, compared to 48% of total revenue for the same period in 1996. Management's goal is to have a balance between recurring revenues and new business. In the nine months ended September 30, 1997, the Company has signed up six resellers, each of which target different vertical markets.
While there may not be immediate results from the signing of these resellers, management believes that this is essential to the long-term growth of the Company. Recurring annual license fees continue to grow each year. For the nine months ended September 30, 1997, recurring annual license fees accounted for $556,901 (36% of total revenue) compared to $528,474 (35% of total revenue) for the same period in 1996. SG&A expenses of $1,037,049 were 15.7% higher than those incurred in the same period in 1996. A portion of the increased SG&A expenses resulted from the hiring of a national sales manager, along with a new compensation program for the Company's sales personnel. This program has since been modified to more heavily emphasize and reward revenue generation by sales personnel. In addition, the Company has eliminated the cost associated with the the position of national sales manager. Bad debt expense and increased depreciation charges accounted for $64,000 of this increase. Net income was greater in 1996 primarily due to the recovery of a previously written off bad debt (in the amount of $110,838) during the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 1997, cash on hand decreased $137,943 from $266,599 at December 31, 1996. Additions to capitalized software used cash of $303,578 as research and development costs were incurred to hasten the release of the new WIN Client software offering.

The Company's financial resources include cash on hand, revenues from operations, and management of funds available on its revolving line of credit. In the Company's judgment, sufficient financial resources are available to meet current working capital needs. The Company has a $150,000 revolving line of credit which bears interest at Prime +1% and is secured by the Company's notes and accounts receivable. On October 31, 1997, the line of credit was being fully utilized.


FORWARD LOOKING STATEMENTS
Some of the statements made herein which are not historical facts may be considered "forward looking statements." Any forward looking statements are, of course, subject to varying levels of uncertainty. In particular, statements which suggest or predict future events or state the Company's expectations or assumptions as to future events may prove to be partially or entirely inaccurate, depending on any of a variety of factors, such as adverse economic conditions, new technological developments, competitive pressures, changes in the management, personnel, financial condition or business objectives of one or more of the Company's customers, increased governmental regulation or other actions affecting the Company or its customers as well as other factors.



                        PART II: OTHER INFORMATION


Item 1.        Legal Proceedings                            Inapplicable
Item 2.        Changes in Securities
               On July 28, 1997, the Company entered into an agreement with BurchMont Equities Group, Inc. ("BurchMont") to provide investor relations, corporate finance and other similar services to the Company.
As payment for the services, the Company issued BurchMont's designees (a) common stock purchase warrants to purchase up to 500,000 shares of the Company's Common Stock for a period of six (6) months (the "Six Month Warrants") exercisable at the lower of (I) the average closing bid price reported on Nasdaq for the five days preceding the date of the issuance of the warrants (which was, based on August 14, 1997 issuance date, $1.34 per share), and (b) common stock purchase warrants to purchase an additional 50,000 Shares at a price of $1.50 per share for a period of two (2) years (the "Two Year Warrants"). Further, the Company agreed that, upon exercise of any of the Six Month Warrants, it will issue additional shares of its Common Stock equal to seven percent (7%) of the number of shares purchased pursuant to the Six Month Warrants to BurchMont. Both the Six Month Warrants and the Two Year Warrants contain terms and provisions regarding limitations on exercisability under certain circumstances. The offering was made to the two accredited investors only pursuant to the Securities Act of 1933 (the "Act") Regulation D. The shares underlying all of the warrants have been registered for resale under the Act on Form S-3.

Item 3.   Defaults upon Senior Securities                   Inapplicable
Item 4.   Submission of Matters to a Vote of
          Security Holders                                  Inapplicable
Item 5.   Other Information                                 Inapplicable

Item 6.        Exhibits and Reports on Form 8-K

(A) Exhibit Table

27    Financial Data Schedule

(B) Reports on Form 8-K

There were no reports filed on Form 8-K for the quarter ended September
30, 1997.



                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           1MAGE Software, Inc.
                               (Registrant)
                             -----------------

Date: November 13, 1997                     /s/   Mary Anne DeYoung
                                               ---------------------
                                                   Mary Anne DeYoung
                                             Chief Financial Officer



                               Exhibit Index

Exhibit                                      Method of Filing
--------                                     ------------------
 27  Financial Data Schedule            Filed herewith electronically