Form 10-Q/A
period 1997-09-30
IMAGE SOFTWARE INC
filed 1997-11-19
CIK 723574

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q/A

                       AMENDMENT NO. 1 TO FORM 10-Q

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


     The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the period ended September 30, 1997 as set forth below:


                        PART II: OTHER INFORMATION


Item 2.        Changes in Securities
               On July 28, 1997, the Company entered into an agreement with BurchMont Equities Group, Inc. ("BurchMont") to provide investor relations, corporate finance and other similar services to the Company.
As payment for the services, the Company issued BurchMont's designees (a) common stock purchase warrants to purchase up to 500,000 shares of the Company's Common Stock for a period of six (6) months (the "Six Month Warrants") exercisable at the lower of (i) $1.25 per share (the closing price of the Company's Common Stock on July 27, 1997) or (ii) the average closing bid price reported on Nasdaq for the five days preceding the date of the issuance of the warrants (which was, based on August 14, 1997 issuance date, $1.34 per share), and (b) common stock purchase warrants to purchase an additional 50,000 Shares at a price of $1.50 per share for a period of two (2) years (the "Two Year Warrants"). Further, the Company agreed that, upon exercise of any of the Six Month Warrants, it will issue additional shares of its Common Stock equal to seven percent (7%) of the number of shares purchased pursuant to the Six Month Warrants to BurchMont. Both the Six Month Warrants and the Two Year Warrants contain terms and provisions regarding limitations on exercisability under certain circumstances. The offering was made to the two accredited investors only pursuant to the Securities Act of 1933 (the "Act") Regulation D. The shares underlying all of the warrants have been registered for resale under the Act on Form S-3.


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           1MAGE Software, Inc.
                               (Registrant)
                             -----------------

Date: November 19, 1997
                                             /s/Mary Anne DeYoung
                                             Mary Anne DeYoung
                                             Chief Financial Officer