Form 10-K
period 1997-12-31
IMAGE SOFTWARE INC
filed 1998-03-31
CIK 723574

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended 12/31/97
OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.  For the transition period from
                        to                             .

                           1MAGE Software, Inc.
                     --------------------------------
           (Exact name of Registrant as specific in its charter)

                                  0-12535
                     --------------------------------
                         (Commission File Number)


           Colorado                                    84-0866294
------------------------------------      ------------------------------------
   (State of Incorporation)              (IRS Employer Identification Numbers)

    6486 S. Quebec Street
      Englewood CO 80111                             (303) 694-9180
------------------------------------      ------------------------------------
    (Address of principal                   (Registrant's telephone number,
      executive offices)                          including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

             NONE                                         NONE
------------------------------------      ------------------------------------
       (Title of Class)                            (Name of Exchange)

Securities Registered Pursuant to Section 12(g) of the Act:

                      Common Stock - $.004 par value
                     --------------------------------
                             (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.
Yes      X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 5, 1998: $741,185.

     As of March 5, 1998, there were 2,142,845 shares of the Registrant's common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------

     Part III, Items 10-13, are incorporated by reference from the Registrant's definitive proxy statement for the 1998 annual meeting of stockholders.

                             TABLE OF CONTENTS
                              ---------------

PART I
------

1.   Business                                                            3

2.   Properties                                                          8

3.   Legal Proceedings                                                   8

4.   Submission of Matters to a Vote of Security Holders                 8


PART II
-------

5.   Market for Registrant's Common Equity and Related Stockholders
Matters                                                                  9

6.   Selected Financial Data                                            10

7.   Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                   11

8.   Financial Statements and Supplementary Data                        13

9.   Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure                                                    33

PART III
--------

10.  Directors and Executive Officers of the Registrant                 33

11.  Executive Compensation                                             33

12.  Security Ownership of Certain Beneficial Owners and Management     33

13.  Certain Relationships and Related Transactions                     33


                                  PART IV
                                  -------

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    34

PART I
------

ITEM 1.   BUSINESS

Introduction
------------

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

     During 1997, the Company concentrated its efforts on selling production document imaging software to its niche market, the MultiValue Relational Data Base Management Systems ("RDBMS") market. Today's workplace is dramatically changing with the advent of affordable electronic document imaging. The Company has continued to make progress toward its goal of establishing a Value Added Reseller ("VAR") network for its imaging software. The Company seeks to partner with VARs or software
developers who provide software to their targeted vertical markets.   In
1997, the Company signed up six (6) new resellers, adding expertise in the areas of manufacturing, oil and gas, health care and the Internet.

Imaging Software Market
-----------------------

     The Company targets its market through VARs, systems integrators, and other companies which market complementary software or other products. 1MAGE(R) software has an established presence in a multitude of industries, including manufacturing, health care, oil and gas, government, public safety, retail distribution, and transportation. In addition to direct sales, the Company has contracts in place with VARs for local government, manufacturing, retail distribution, health care, oil and gas, and is actively seeking to expand its independent sales network.

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

Products
--------

     As noted above, the Company's principal product is 1MAGE(R), its proprietary document imaging software package. The Company is continually enhancing this product in order to improve its performance and expand its possible uses.

     1MAGE(R) DOCUMENT MANAGEMENT - 1MAGE(R) is a powerful electronic image management system created for UNIX-based Multi-Value RDBMS computer systems. It provides a comprehensive solution for the scanning, indexing, storage and retrieval of images and is designed to file, route, track, archive, and manage an organization's incoming and outgoing documents.

     Add-on modules to 1MAGE(R) include the following:

*    1SCAN for scanning and pre-indexing

*    1FAX for inbound and outbound fax and cover sheet management

*    1COLD for Computer Output to Laser Disk (character data) management

*    1FORM for business form template administration

*    1RENDITION for merging spooled data with images

* 1WORKFLOW for electronically moving a document from one task to another

*    1BAR for automatic indexing and data capture via bar code recognition

* 1OCR for automatic indexing and data capture via optical character recognition

* 1OMR for automatic indexing and data capture via optical mark recognition

     The 1MAGE(R) product line is in a stable, yet growth-oriented, development stage. Supporting the Company's product line is open systems technology.

     This product technology consists of the following:

*    Open Systems compliant with UNIX Operating Systems, CCITT Group 4
Compression, TIFF, JPEG, PCX, PCL, or HPGL file formats.   The server
software (1MAGE(R)) operates on UNIX servers; supporting clients include Microsoft Windows(R) and Windows NT(TM) workstations.

* Device connectivity via Ethernet or token ring networks using TCP/IP communication protocol.

*    Compatibility with SCO Unix, IBM AIX, HP-UX, DG-UX.

* Recognition technology and scanning tasks run on Microsoft Windows(R) 3.x or Windows(R) 95.

*    uniVerse(TM) and Unidata database software from Ardent Software, Inc.

     1MAGE(R) includes several distinguishing features: the ability to use many different type workstations or terminals, the ability to quickly and easily integrate with the existing MultiValue RDBMS business application software using application program interfaces (APIs), and the ability to handle the needs of companies of all sizes economically. Through the use of the UNIX operating system and open systems technology, the Company can offer an imaging solution to its customers at substantially lower cost than was previously available.

     During 1997, sales of 1MAGE(R) software licenses (excluding annual license fees) accounted for 26% of total revenue; in 1996, revenue from sales of software licenses accounted for 34% of total revenue. 1MAGE(R) utilizes the popular UNIX operating systems and Ardent Software, Inc.'s uniVerse(TM) and Unidata's relational database software. The Company utilizes open systems technology, making its software transportable to numerous hardware products from varying manufacturers. Because of the number of manufacturers using the UNIX operating system and the MultiValue RDBMS, customers are rarely restricted in their choice of hardware manufacturers.

     The Company also markets peripheral products such as scanners, jukeboxes, X-terminals, character terminals, personal computers, printers and disk drives, although this aspect of the Company's business has been de-emphasized in recent years. Because computer hardware and peripheral products are purchased as needed to fill customer orders; no sizable inventory is maintained. Hardware and peripheral products are generally shipped directly from the manufacturer to the customer. The Company purchases computer and peripheral products at discounts which range from 10% to 40% of the manufacturer's list price, depending on the manufacturer and the volume of products sold, and retains a portion of that discount as profit. In 1997, revenue from hardware sales accounted for $327,325 of the Company's total revenue, as compared to $312,812 of total revenue for 1996.

Services and Annual Fees
------------------------

     The Company licenses its 1MAGE(R) software to its customers and charges an annual license fee which must be paid to continue receiving support for the use of the software. During 1997 and 1996, annual license fees accounted for $749,526 and $713,912, respectively, of the Company's net sales. Annual software license fee revenue for 1997 was up 5% over 1996 levels. The Company believes recurring annual license fees from new and existing customers will contribute to the long-term stability of the Company. The Company also provides installation services and technical support to its customers. Technical support includes training, consulting services and other ongoing support. For the years ended December 31, 1997 and 1996, the revenues from these services accounted for $258,512 and $301,341, or 14% and 15%, respectively, of the Company's net sales. The Company does not provide service for hardware; rather, service for computer hardware sold by the Company is provided directly by the manufacturer.


Marketing and Distribution
--------------------------

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

     In addition, the Company markets 1MAGE(R) through its direct sales force. The Company's current direct sales efforts are focused on entities that utilize the MultiValue RDBMS software and the Company's traditional market of transportation companies. Its general strategy is to (1) help its customers define the goals for their system, (2) provide the means of achieving those goals through its document management software and appropriately configured computer hardware, and (3) help assure the ongoing success of this collaborative process by providing continuing support, including on-site personnel training and classroom educational programs.

Customers
---------

     Historically, the Company has primarily sold integrated computer systems to the transportation and other specialized industries. With the development of 1MAGE(R), the Company has expanded its customer base to businesses in a wide variety of industries and markets, facilitated through the use of VARs.

     During the years 1997 and 1996, the Company generated 12% and 13%, respectively, of its revenue from one customer, The Reynolds & Reynolds Company ("Reynolds"). Reynolds is a Fortune 500 company headquartered in Dayton, Ohio. In May, 1994, the Company signed a software license agreement with Reynolds for the exclusive right to sublicense 1MAGE(R) (without payment of further license fees to the Company) to businesses primarily engaged in retail sales of new or used automobiles, trucks, or tractors. The Company continues to provide product enhancements, maintenance, consulting, and programming services on an ongoing basis to Reynolds. Management believes that the loss of this customer could have a significant impact on the Company.

Sources of Supply
-----------------

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

     The Company markets IBM equipment under an "Industry Remarketer Affiliate" agreement with Dickens Data (Dallas, Texas), which allows for volume discounts on IBM products. This agreement was renewed in October 1997 for two years. The Company has an Independent Software Vendor (ISV) agreement directly with Hewlett-Packard Company (HP) for remarketing its software on HP platforms. On March 6, 1997, 1MAGE Software Inc. entered into a business alliance with Integration Alliance Corporation (IAC) to form a partnership that would distribute HP products and 1MAGE(R) software through a network of resellers. This agreement renews annually. The current dealer agreement with Ardent Software, Inc. to remarket their proprietary database software runs through May 15, 1998.

Possible Fluctuations in Operating Results
------------------------------------------

     The Company's current focus on offering its proprietary imaging software to a broader range of customers, through its emerging MultiValue VAR network and its direct sales force, is expected to lessen the historical quarterly fluctuations in the Company's operating results. In addition, the use of multiple channels of distribution to reach these broader markets should further diminish the reliance on limited vertical markets. Nevertheless, large sales or groups of sales of 1MAGE(R) licenses may cause significant variances in quarterly results which may be difficult to predict.

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

Trade Secret and Copyright Laws
-------------------------------

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

Backlog
-------

     As a practical matter, the Company's business has evolved to the point where the Company has minimal backlog at any given point in time. With respect to software license sales, because there is no time delay between receipt of an order and delivery of the software, electronically or otherwise, there is effectively no backlog. Because of direct delivery of the hardware by the manufacturer, hardware sales have such short lead times that unfilled firm orders seldom, if ever, build up to significant levels.

     It is the Company's policy to permit customers to cancel hardware orders prior to shipment by the vendor. The Company normally receives a deposit of between 25% and 50% of the hardware and software price when an order is placed. This deposit may or may not be returned upon cancellation, depending on the circumstances of the cancellation.

Competition
-----------

     The Company experiences competition in its business from competitors who target one or more of the same markets or market segments as the Company. Software and systems that perform many of the same functions as the Company's systems and software are readily available from a number of competitors of the Company, some of which are larger and have greater financial, technical, marketing and other resources than the Company. The Company believes that the principal factors affecting a prospective customer's choice of a system are the database it uses, performance, service and price. The Company believes that usage of the popular UNIX based operating system and the MultiValue RDBMS has strengthened the Company's competitive position by making the Company's software compatible with more types of hardware and MultiValue application software offered by MultiValue software developers and system integrators. The Company further believes that its principal advantage over its competitors is the Company's utilization of a UNIX based open systems architecture and the MultiValue RDBMS which can be offered at lower prices.

Limited Markets
---------------

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

Product Development
-------------------

     The computer industry is characterized by rapid technological changes in both software and hardware. In order to maintain the usefulness of its products and their compatibility with future hardware and software, the Company must continually modify and enhance its products. The Company capitalizes software development costs once technological feasibility is established. During 1997 and 1996, the Company spent approximately $329,094 and $297,060, respectively, for computer software development.

Employees
---------

     As of March 5, 1998, the Company employed nineteen (19) persons, fifteen (15) of whom serve on a full-time basis and four (4) on a part-time basis. Responsibilities are divided as follows: 7 persons in sales and marketing, 8 in technical support and programming functions, and 4 in administrative positions.

     Because the competition for skilled employees in the computer industry is intense, the Company provides incentive compensation packages to many of its employees, including its executive officers. The Company's chief executive officer, David R. DeYoung, receives a quarterly bonus equal to 5% of the Company's pretax profits. (See "Executive Compensation" in the Company's Proxy Statement.) The Company's chief financial officer receives a quarterly bonus equal to 4% of the Company's pretax profits. Sales personnel receive a commission based upon sales. The Company believes that these incentive programs are important in attracting and retaining skilled personnel. The future success on the Company will depend in large part upon the quality of its employees and the efforts they expend on behalf of the Company .

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the Company's calendar year ended December 31, 1997.

                                  PART II
                                  -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Market Information
------------------

     The Company's Common Stock is quoted in the NASDAQ Small Cap System under the symbol ISOL. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share for the Common Stock as reported on NASDAQ.

     1996                                          High           Low

          First Quarter                           $1.31          $0.63
          Second Quarter                           1.88           0.75
          Third Quarter                            1.63           1.13
          Fourth Quarter                           1.25           0.75

     1997                                          High           Low
          First Quarter                           $1.31          $0.75
          Second Quarter                           1.19           0.63
          Third Quarter                            1.81           0.75
          Fourth Quarter                           1.56           0.50

     These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     On March 5, 1998, the closing bid price per share for the Common Stock was $.47 as reported on NASDAQ. On this same date, there were approximately 785 holders of record of the Common Stock.

Dividends
---------

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

CONSOLIDATED STATEMENTS OF OPERATIONS


In thousands, except for per              YEARS ENDED DECEMBER 31,
share data:                        1997    1996     1995   1994    1993
                                  ------  ------   ------ -----   -----

Net Sales                         $1,809   $2,00    $2,90  $4,63  $3,622
Cost of Sales                        918     905    2,149  2,114   1,862
Gross Profit                         891   1,100      759  2,519   1,760
Selling, General &
   Administrative Expenses         1,354   1,273    1,992  1,833   1,741
Income (Loss) before Income Taxes  (470)    (84)  (1,322)    643      75
Net Income (Loss)                 $(475)   $(89) $(1,314)    $60     $75
Net Income (Loss) Per Share      $(0.22) $(0.04)  $(0.69)   $0.3    $0.0
Weighted Average Number of
Outstanding Shares                 2,146   2,055    1,912  1,778   1,548

CONSOLIDATED BALANCE SHEETS

In thousands:                             YEARS ENDED DECEMBER 31,
                                   1997    1996     1995   1994    1993
                                  ------  ------   ------ -----   -----
Working Capital                      $43    $165     $398 $1,380     $36
Total Assets                       1,650   2,018    2,004  3,578   2,461
Long-term Obligations                159       8      171     33     155
Total Stockholders' Equity           907   1,239    1,246  2,494   1,257


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996.
----------------------------------------------------------------------

     The Company's net sales of $1,808,791 for the year ended December 31, 1997 were $196,033 (10%) lower than $2,004,825 reported for the same period a year earlier, primarily due to a $246,156 decrease in software sales made through resellers. While the Company signed up six new resellers during 1997, certain other resellers did not produce revenue in 1997 at comparable levels with 1996. The Company has dedicated increased resources in order to work more closely with the existing resellers. Software sales to end-users increased by $42,825 (14%) over the earlier year. Revenue from resellers comprised 26% of total revenue for 1997,
compared to 37% of total revenue in 1996.    Revenue from system sales and
software licenses constituted 44% and 49% of total revenues in 1997 and 1996, respectively. Service and recurring annual fees made up 56% and 51% of total revenues, respectively, in 1997 and 1996. Sales made through resellers reflect reseller markdown, and are therefore shown in discounted
(net) dollars. Revenue contribution from maintenance/annual license fees was $749,525 or 41% of total revenue for the year ended December 31, 1997 as compared to $713,912 or 37% of total revenue for the year ended December 31, 1996.

     Gross profit reported on 1997 revenue equals 49% of total revenue (or $890,803), as compared to 55% of total revenue (or $1,099,721) for 1996, due in part to higher software amortization charges in 1997. Hardware revenue comprised 17% of total revenue for the current year versus 16% of total revenue for the year earlier. Selling, general and administrative expenses were up $81,423 (6%) for the twelve months ended December 31, 1997, due to increases in bad debt expense, depreciation and investor relations of $95,681. Other income in 1996 resulting from the recovery of a bad debt accounted for a year over year difference of
$110,338.   Net loss and earnings per share for the year ended December
31, 1997 were $(475,259) and $(.22) as compared to $(89,074) and $(.04)
for the year ended December 31, 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995.
----------------------------------------------------------------------

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

Liquidity and Capital Resources
-------------------------------

     The Company's cash and cash equivalents decreased $9,806 during the twelve months ended December 31, 1997, primarily due to net cash used for investing activities. Cash used for capitalized software costs (primarily for development of the new release of 1MAGE(R) software) totaled $329,095 for the year ended December 31,1997. The Company had working capital of $42,772 on December 31, 1997.

     The Company's internal sources of liquidity are revenues from operations and cash on hand. The Company receives most of its revenues for software licenses and system sales upon installation and does not maintain inventory balances. The Company has a $150,000 revolving line of credit. The loan is collateralized by the Company's notes and accounts receivable and a certificate of deposit for $25,000.

     The Company has no material commitments for capital expenditures for 1998.

     Management believes that inflation has not had a material impact on its results of operations to date. While the Company has not experienced downward pressure on software prices to date, it is not possible to predict if that will change in the future.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1MAGE SOFTWARE, INC.
--------------------

INDEX TO FINANCIAL STATEMENTS
-----------------------------


                                                                     PAGE
                                                                     ----

INDEPENDENT AUDITORS' REPORT                                           14

BALANCE SHEETS - December 31, 1997 and 1996                            16

STATEMENTS OF OPERATIONS - For the Years Ended
   December 31, 1997, 1996 and 1995                                    17

STATEMENTS OF SHAREHOLDERS' EQUITY - From January 1, 1995 through
   December 31, 1997                                                   18

STATEMENTS OF CASH FLOWS - For the Years Ended December 31, 1997,
   1996 and 1995                                                       19

NOTES TO FINANCIAL STATEMENTS                                          21

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION              30

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS                      32

INDEPENDENT AUDITORS' REPORT
-----------------------------

To the Board of Directors and Stockholders of 1MAGE Software, Inc.
Englewood, Colorado


     We have audited the accompanying balance sheet of 1MAGE Software, Inc. as of December 31, 1997, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1MAGE
Software, Inc as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Cribari & Gustafson, LLP
----------------------------

Cribari & Gustafson, LLP.


Denver, Colorado
February 6, 1998


                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------



To the Board of Directors and Stockholders of 1MAGE Software, Inc.
Englewood, Colorado


     We have audited the accompanying balance sheet of 1MAGE Software, Inc. as of December 31, 1996, and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1MAGE
Software, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

/s/ KARSH & COMPANY, P.C.
-------------------------

KARSH & COMPANY, P.C.


Denver, Colorado
February 11, 1997


1MAGE SOFTWARE, INC.
BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------


ASSETS                                             1997          1996
------                                         ------------  ------------

CURRENT ASSETS;
   Cash and cash equivalents                    $   231,793   $   241,599
   Certificate of deposit                            25,000        25,000
   Receivables:
      Trade (less allowance:  1997,
         $20,000; 1996, $90,952)                    240,085       507,808
      Related parties                                27,817        32,683
   Inventory                                         93,723       104,232
   Prepaid expenses and other current assets          7,673        24,814
                                                -----------   -----------
      Total current assets                          626,091       936,136
PROPERTY AND EQUIPMENT, at cost,  net               162,410       244,617
OTHER ASSETS:
   Software development costs, net                  813,625       789,365
   Other                                             47,511        48,203
                                                -----------   -----------
TOTAL ASSETS                                    $ 1,649,637   $ 2,018,321
                                                ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Line of credit                               $   150,000   $   150,000
   Current portion of convertible notes
      payable to related parties                         --       150,000
   Current portion of capital lease obligations      12,186        12,983
   Accounts payable                                 191,538       225,341
   Accrued liabilities                              229,595       232,729
                                                -----------   -----------
      Total current liabilities                     583,319       771,053
LONG-TERM OBLIGATIONS:
   Convertible notes payable to related parties     150,000            --
   Capital lease obligations                          8,850         8,489
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY:
   Common stock, $.004 par value -
      10,000,000 shares authorized;
      shares outstanding: 1997 -
      2,142,845; 1996 - 2,147,563                     8,571         8,590
   Additional paid-in capital                     6,845,100     6,850,533
   Notes receivable for common stock                     --     (149,400)
   Accumulated deficit                          (5,946,203)   (5,470,944)
                                                -----------   -----------
      Total shareholders' equity                    907,468     1,238,779
                                                -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 1,649,637   $ 2,018,321
                                                ===========   ===========

See notes to financial statements.




1MAGE SOFTWARE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                        1997         1996         1995
                                     ----------   ----------   ----------
REVENUE:

   System sales and software
      licenses                      $   800,754  $   989,572  $ 2,110,867
   Services and annual fees           1,008,037    1,015,253      797,077
                                    -----------  -----------  -----------
      Total revenue                   1,808,791    2,004,825    2,907,944
                                    -----------  -----------  -----------
COST OF REVENUE:
   System sales and software licenses   603,781      514,595    1,457,620
   Services and annual fees             314,207      390,509      691,323
                                    -----------  -----------  -----------
      Total cost of revenue             917,988      905,104    2,148,943
                                    -----------  -----------  -----------
GROSS PROFIT                            890,803    1,099,721      759,001
                                    -----------  -----------  -----------

OPERATING EXPENSES:
   Selling, general and
      administrative                  1,354,469    1,273,046    1,952,001
   Write-down of software                    --           --       40,030
                                    -----------  -----------  -----------
      Total operating expenses        1,354,469    1,273,046    1,992,031
                                    -----------  -----------  -----------

LOSS FROM OPERATIONS                  (463,666)    (173,325)  (1,233,030)
                                    -----------  -----------  -----------
OTHER INCOME (EXPENSE):
   Interest income                       24,742       18,782       27,377
   Other                                  1,896      112,234      (8,970)
   Equity in earnings of affiliates          --     (13,939)     (86,061)
   Interest expense                    (33,231)     (27,826)     (21,040)
                                    -----------  -----------  -----------
      Total other income (expense)      (6,593)       89,251     (88,694)
                                    -----------  -----------  -----------
LOSS BEFORE INCOME TAXES              (470,259)     (84,074)  (1,321,724)
PROVISION FOR INCOME TAXES              (5,000)      (5,000)        8,000
                                    -----------  -----------  -----------
NET LOSS                            $ (475,259)  $  (89,074)  $(1,313,724)
                                    -----------  -----------  -----------

LOSS PER COMMON SHARE               $    (0.22)  $    (0.04)  $    (0.69)
                                    -----------  -----------  -----------

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                 2,146,331    2,054,632    1,911,731
                                    -----------  -----------  -----------

See notes to financial statements.


1MAGE SOFTWARE, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
-------------------------------------------------------------------------

                                   COMMON STOCK     ADDITIONAL
                                  -------------      PAID-IN      NOTES
                                 SHARES    AMOUNT    CAPITAL    RECEIVABLE
                               ---------- -------- -----------  ----------

BALANCES, January 1, 1995      1,892,272  $ 7,569  $ 6,590,507  $      --
   Issuance of common stock
      in connection with
      retirement of debt          20,000       80       23,670         --
   Issuance of common stock
      for services                27,162      109       41,303         --
   Cancellation of treasury
      stock                      (2,575)     (10)     (35,722)         --
   Net loss                            -        -            -         --
                               ---------  -------  -----------  ---------
BALANCES, December 31, 1995    1,936,859    7,748    6,619,758         --

   Accrued liabilities converted
      to common stock              1,867        7        1,860         --
   Issuance of common stock for
      inventory and services      62,087      248       82,752         --
   Sale of common stock          150,000      600      149,400  (149,400)
   Cancellation of common stock
      related to employee
      termination                (3,250)     (13)      (3,237)         --
   Net loss                            -        -            -         --
                               ---------  -------  -----------  ---------
BALANCES, December 31, 1996    2,147,563    8,590    6,850,533   (149,400)

   Cancellation of common stock
      related to employee
      termination               (10,000)     (40)     (11,210)         --
   Exercise of incentive common
      stock options                4,811       19        5,382         --
   Payment of note received for
      common stock                     -        -            -    149,400
   Issuance of common stock for
      services                       471        2          395         --
   Net loss                            -        -            -         --
                               ---------  -------  -----------  ---------
BALANCES, December 31, 1997    2,142,845  $ 8,571  $ 6,845,100  $      --
                               =========  =======  ===========  =========

See notes to financial statements.





1MAGE SOFTWARE, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                 ACCUM.      TREASURY STOCK
                                DEFICIT     SHARES    AMOUNT     TOTAL
                              -----------   ------  ---------  ----------

BALANCES, January 1, 1995     $(4,068,146)   2,575  $(35,732) $ 2,494,198
   Issuance of common stock
      in connection with
      retirement of debt               --       --        --       23,750
   Issuance of common stock
      for services                     --       --        --       41,412
   Cancellation of treasury
      stock                            --  (2,575)    35,732           --
   Net loss                   (1,313,724)       --        --  (1,313,724)
                               ----------   ------   -------   ----------
BALANCES, December 31, 1995   (5,381,870)       --        --    1,245,636

   Accrued liabilities
      converted to common
      stock                            --       --        --        1,867
   Issuance of common stock
      for inventory and
      services                         --       --        --       83,000
   Sale of common stock                --       --        --          600
   Cancellation of common stock
      related to employee
      termination                      --       --        --      (3,250)
   Net loss                      (89,074)       --        --     (89,074)
                               ----------   ------   -------   ----------
BALANCES, December 31, 1996   (5,470,944)       --        --    1,238,779

   Cancellation of common stock
      related to employee
      termination                      --       --        --     (11,250)
   Exercise of incentive common
      stock options                    --       --        --        5,401
   Payment of note received for
      common stock                     --       --        --      149,400
   Issuance of common stock for
      services                         --       --        --          397
   Net loss                     (475,259)       --        --    (475,259)
                               ----------   ------   -------   ----------
BALANCES, December 31, 1997   $(5,946,203)      --  $     --  $   907,468
                              ===========   ======   =======  ===========

See notes to financial statements.





1MAGE SOFTWARE INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------

                                        1997         1996         1995
                                    ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                            $ (475,259)  $  (89,074)  $(1,313,724)
Adjustments to reconcile loss to net
   cash provided by operating
   activities:
   Depreciation and amortization        408,652      295,132      516,585
   Allowance for doubtful accounts     (70,952)      (5,973)      152,300
   Issuance of stock for services           398       30,750       41,412
   Cancellation of stock issued for
      services                         (11,250)           --           --
   Gain on sale of property and
      equipment                           (117)           --           --
   Write-down of capitalized
      software                               --           --       40,030
   Equity in loss of affiliate               --       13,939       86,061
   Changes in assets and liabilities:
      Receivables                       343,541       34,121      914,522
      Inventory                          10,509     (57,297)     (13,515)
      Prepaid expenses and other
         current assets                  17,141        1,025      114,428
      Accounts payable                 (33,803)        3,940    (208,050)
      Accrued liabilities               (3,134)     (18,615)    (197,507)
                                    -----------  -----------  -----------
Net cash provided by operating
      activities                        185,726      207,948      132,542
                                    -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment      (7,856)     (24,437)     (89,304)
Additions to capitalized software     (329,095)    (297,060)    (380,255)
Payments from notes receivable          149,400       15,210       34,107
Purchase of certificate of deposit           --     (25,000)           --
Investment in affiliate                      --           --    (100,000)
Increase in other assets                    692     (19,701)      (2,953)
                                    -----------  -----------  -----------
Net cash used for investing
      activities                      (186,859)    (350,988)    (538,405)
                                    -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to line of credit             176,158      438,948      255,000
Repayment of line of credit           (176,158)    (389,425)    (200,373)
Repayment of long-term obligations     (14,073)     (11,336)    (101,626)
Proceeds from issuance of convertible
   debt                                      --           --      150,000
Proceeds from issuance of common
   stock                                     --          600           --
Proceeds from exercise of common
   stock options                          5,400           --           --
                                    -----------  -----------  -----------
Net cash (used for) provided by
   financing activities                 (8,673)       38,787      103,001
                                    -----------  -----------  -----------

DECREASE IN CASH AND CASH
   EQUIVALENTS                          (9,806)    (104,253)    (302,862)
CASH AND CASH EQUIVALENTS,
   beginning of year                    241,599      345,852      648,714
                                    -----------  -----------  -----------
CASH AND CASH EQUIVALENTS,
   end of year                      $   231,793  $   241,599  $   345,852
                                    ===========  ===========  ===========

See notes to financial statements.




1MAGE SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------

                                        1997         1996         1995

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:

Cash paid for interest              $    18,358  $    12,907  $    75,403
                                    ===========  ===========  ===========
Income taxes paid                   $     5,000  $     5,000  $    29,000
                                    ===========  ===========  ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Debt and accrued interest retired
   in exchange for common stock     $        --  $        --  $    23,750
                                    ===========  ===========  ===========
Inventory reclassified to
   equipment                        $        --  $    30,707  $    42,854
                                    ===========  ===========  ===========
Reclassification of trade
   receivables to notes receivable  $        --  $        --  $        --
                                    ===========  ===========  ===========
Accrued liabilities converted to
   common stock                     $        --  $     1,867  $        --
                                    ===========  ===========  ===========
Common stock issued for notes
   receivable                       $        --  $   149,400  $        --
                                    ===========  ===========  ===========
Common stock issued for inventory   $        --  $    49,000  $        --
                                    ===========  ===========  ===========
Acquisition of property and
   equipment by assuming capital
   lease obligations                $    13,637  $        --  $        --
                                    ===========  ===========  ===========


See notes to financial statements.





1MAGE SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

ORGANIZATION AND NATURE OF BUSINESS - 1MAGE Software, Inc. (the
"Company"), formerly Information Solutions, Inc., was incorporated in Colorado in December 1981.

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

On December 31, 1995, Information Solutions, Inc. was merged into 1MAGE Software, Inc.

PRINCIPLES OF CONSOLIDATION - During 1995 the financial statements included the accounts of 1MAGE Software, Inc. and its wholly-owned subsidiary, Information Solutions, Inc. All material intercompany transactions have been eliminated.

CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES consist of finished goods and are stated at the lower of cost (specific identification method) or market (net realizable value).

INVESTMENTS - In 1995, the Company purchased a 50% interest in ScanUSA, LLC. This investment was accounted for using the equity method of accounting. During 1996, ScanUSA, LLC ceased operations and the remaining investment value was written down to zero.

PROPERTY AND EQUIPMENT are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives (generally five years) of the assets or the lease term, if shorter. The Company capitalizes all expenditures for property and equipment in excess of $500.

SOFTWARE DEVELOPMENT COSTS are capitalized when technological feasibility is established. Such costs are stated at the lower of unamortized cost or net realizable value. Amortization is computed using either the straight-line method based on estimated economic lives of the products (five years) or the ratio that current product revenues bear to the total of current and anticipated future product revenues, whichever is greater. The amounts capitalized for the years ended December 31, 1997, 1996 and 1995 were $329,094, $297,060, and $380,255 respectively. Amortization of these costs totaled $304,835, $216,053, and $311,295 respectively. During 1995, the Company wrote down $40,030 of software development costs to net realizable value. The net realizable value of such capitalized costs is reviewed by management on a periodic basis, and costs in excess of net realizable value, if any, are charged to operations.

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

One customer accounted for 12% of 1997 revenues. Three different customers accounted for 20%, 17% and 11% of accounts receivable at December 31, 1997.

One customer accounted for 13% of 1996 revenues. A certain reseller accounted for 12% of revenue during 1996. Two customers accounted for 25% and 12% of accounts receivable at December 31, 1996.

One customer accounted for 14% of 1995 revenues. Three different customers accounted for 17%, 13% and 12% of accounts receivable at December 31, 1995.

LOSS PER SHARE is computed by dividing net loss by the weighted average number of common and equivalent shares. The potential dilution from common stock equivalents is not material. Fully diluted earnings per share are either anti-dilutive or not materially different from primary earnings per share.

INCOME TAXES   The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the underlying assets or liabilities are received or settled.

The Company has recorded a full valuation allowance against all deferred tax assets due to the uncertainty of ultimate realizability. Accordingly, no income tax benefit has been recorded for the current year losses.

RECLASSIFICATIONS - Certain items in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation. Such reclassifications had no effect on net income or loss.

ESTIMATES -The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that can affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.



2.   PROPERTY AND EQUIPMENT


     Property and equipment at December 31 consist of the following:
                                        1997        1996
                                      --------   ---------

        Equipment                    $710,766    $689,592
        Leasehold Improvements        78,169       78,169
        Furniture                      75,081      74,762
                                     --------    ---------
                                      864,016     842,523
        Less: Accumulated
          depreciation and
          amortization              (701,606)    (597,906)
                                     --------     --------
                                    $162,410      $244,617
                                     ========     ========


3.   NOTES RECEIVABLE FOR COMMON STOCK

     On May 31, 1996, the Company sold 150,000 shares of common stock for $1.00 per common share in exchange for $600 in cash and notes receivable of $149,400. The principal balances due on these notes were paid off in November 1997. Interest receivable of $21,788 and $5,804 is included in receivables - related parties at December 31, 1997 and 1996, respectively. Interest income from related parties was $15,983 and $5,804 in 1997 and 1996, respectively. The notes receivable are from the same related parties as the convertible notes payable at Note 6.

4.   ACCRUED LIABILITIES


     Accrued liabilities at December 31 consist of the following:

                                        1997           1996
                                       ------        -------
        Sales tax payable             $51,958        $43,241
        Accrued interest-
          related party               41,458          26,586
        Accounting and audit fees      27,400         29,900
        Deferred revenue              25,781          50,000
        Accrued compensation          15,400          17,800
        Accrued customer support       7,000          21,242
        Other                          60,598         43,960
                                    ---------      ----------
                                    $229,595        $232,729
                                    =========      ==========

5.   LINE OF CREDIT

     The Company has a $150,000 revolving bank line of credit which expires September 10, 1998 and bears interest at prime (8.5% at December 31, 1997) plus 1% and is collateralized by the Company's notes and accounts receivable and a certificate of deposit for $25,000. Total borrowings outstanding under the line of credit were $150,000 at December 31, 1997.


6.   CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES


     Convertible notes payable to related parties at December 31, consist of the following:

                                          1997              1996
                                         ------           -------

          10% Notes Payable,
            due February 18, 2000       $100,000         $100,000
          10% Notes Payable,
            due February 18, 2000         50,000           50,000
                                       ---------          -------
                                        $150,000         $150,000
                                       =========          =======

The principal and interest are convertible into common stock at $.625 per common share. Attached to the convertible notes were options to purchase 66,668 and 53,332 common shares at an exercise price of $1.50 and $.9375, respectively. These options expired on July 31, 1996.

Interest expense for the years ended December 31, 1997, 1996 and 1995 was $33,231, $27,826, and $21,040, and includes amounts to related parties of $15,000, $15,000, and $(3,364), respectively.

7.   SHAREHOLDERS' EQUITY

     STOCK COMPENSATION PLANS

     At December 31, 1997, the Company has three stock based compensation plans, which are described below. The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its 1996, 1994 or 1993 Stock Option Plans. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the rates of awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:


                                                   1997        1996
                                                 ------     -------

        Net Loss:
                              As reported      $(475,259)   $ (89,074)
                              Pro forma        $(645,259)   $(254,074)
        Loss per common share:
                              As reported      $   (0.22)   $   (0.04)
                              Pro forma        $   (0.31)   $   (0.12)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997 and 1996:

                                              1997             1996
                                            -------          --------

              Dividend Yield                 0%               0%
              Expected Volatility            75%              75%
              Risk-Free Interest Rate        6.00%            8.25%
              Expected Lives                 3.8 years        3.8 years

1996 EQUITY INCENTIVE PLAN

In September 1996, the Board of Directors authorized 1,000,000 shares of common stock for issuance under its 1996 Equity Incentive Plan ("1996 Plan") as incentive or non-qualified stock options. The Company grants non-qualified and incentive stock options and restricted stock to officers and directors who are employees of the Company.

The options are granted to purchase common stock at the fair market value on the grant date or at other prices as determined by the Board of Directors. The option vesting period is determined at the time of each grant, and all options expire two to ten years from the grant date.

A summary of the 1996 Plan stock option activity follows:


                                       OutstandingValue per
                                         Shares     Share         Total
                                         ------   ----------   --------

        Granted                          90,000      $.84      $75,942
                                        -------                --------
        Balances, December 31, 1996     90,000       $.84       75,942
        Granted                        185,000    $.63-$1.47    119,031
                                        -------                -------
        Balances, December 31, 1997    275,000                 $194,973
                                        =======                =======


At December 31, 1997, options for 243,000 shares were exercisable under the 1996 Plan. There were 725,000 shares available for future grant.

1994 STOCK OPTION AND GRANT PLAN

In April 1994, the Company authorized 700,000 shares of common stock for issuance under its 1994 Stock Option and Grant Plan ("1994 Plan") to employees, consultants, advisors, and independent contractors.

The options are granted to purchase common stock at the fair market value on the date of grant or at other prices as determined by the Board of Directors ("the Board"). Options issued under the 1994 Plan become exercisable in one or more installments during its term and the right to exercise may be cumulative, as determined by the Board. Options expire as determined by the Board, but not more than 10 years after the date of grant.

Details of activity under the 1994 Plan are as follows:


                               Outstanding    Value Per
Stock Options                  Options        Share              Total
--------------                 -----------    ----------         -------

Balances, January 1, 1995       350,000     $2.75 - $3.25    1,087,500
Granted                          12,000     $.75 - $1.38        15,250
Canceled                       (350,000)    $2.75 - $3.25   (1,087,500)
                             -----------                    -----------
Balances, December 31, 1995      12,000     $.75 - $1.38        15,250
Granted                          86,495     $.77 - $1.49        80,176
Canceled                        (14,000)    $.75 - $1.49       (18,225)
                             -----------                    -----------

Balances, December 31, 1996      84,495     $.77 - $1.12        77,201
Granted                         255,807     $.63 - $1.44       227,565
Canceled                        (44,316)    $.63 - $1.19      (123,500)
Exercised                        (4,811)    $1.06 - $1.19       (5,401)
                             -----------                   ------------
Balances, December 31, 1997     291,175                    $    175,865
                             ===========                   ============



Stock Grants                       Shares      Grant Price       Total
------------                       ------      -----------       -----

Balances, January 1, 1995
                                   18,000                      $49,188
                                    6,500         $1.00          6,500
                                   27,526         $1.19         32,663
                                      533         $1.87            999
                                    4,155         $1.93          8,000
                                    4,051         $1.97          8,000
                                    3,926         $2.04          7,999
                                      471         $2.12          1,001
                                  -------                    ---------
Balances, December 31, 1995        65,162                      114,350
                                    2,783         $1.44          4,000
                                    8,000         $1.44         11,500
                                   20,000         $1.12         22,500
Canceled                          (3,250)         $1.00        (3,250)
                                 --------                    ---------
Balances, December 31, 1996        92,695                      149,100
                                      471         $0.84            397
Canceled                         (10,000)         $1.13       (11,250)
                                 --------                     --------
Balances, December 31, 1997        83,166                     $138,247
                                 ========                     ========

At December 31, 1997 options to purchase 27,083 shares of common stock were exercisable and 220,848 shares were available for future grant.

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


A summary of the 1993 Plan stock option activity follows:

                           Outstanding
                            Shares         Value Per Share        Total
                          -------------    ---------------        ------

Balances, January 1, 1995    64,963          $1.24 - $2.87        119,863
Canceled                   (23,750)          $1.81 - $2.87       (48,182)
Granted                    151,500           $1.12 - $2.06       170,963
                         ----------                             ---------
Balances,
   December 31, 1995       192,713            $.97 - $2.87       242,644

Canceled                   (24,938)          $1.24 - $2.87       (53,157)
Granted                     61,500            $.77 - $2.87        62,463
                          ---------                             ---------
Balances,
  December 31, 1996        229,275            $.77 - $1.37       251,950

Granted                     16,000                   $0.63        10,000
                         ----------                             ---------
Balances,
  December 31, 1997         245,275                              $261,950
                         ==========                             =========

At December 31, 1997, options for 245,275 shares were exercisable under the 1993 Plan. There were options for 3,500 shares available for grant.

COMMON STOCK WARRANTS

On January 28, 1994, the Board of Directors granted 100,000 warrants to an officer to purchase shares of common stock at an exercise price of $1.5625 per share, expiring on January 31, 1999.

COMMON STOCK RESERVED

Common stock reserved at December 31, 1997 was as follows:

        1996 Equity Incentive Plan             1,000,000
        1994 Stock Option and Grant Plan         512,023
        1993 Stock Option Plan                   248,775
        Warrants                                 200,000
        Convertible Notes Payable                309,333
                                               ---------
                                               2,270,131
                                               =========

8.   INCOME TAXES

The provisions for income taxes for the years ended December 31, consist of:

                                             1997     1996      1995
                                            -----    -----     -----

        Current:
            Federal                           --       --        --
            State                          5,000    5,000    (8,000)
                                          -------  -------   -------
        Total current                      5,000    5,000    (8,000)
                                          -------  -------   -------
        Deferred:
            Federal                           --       --        --
            State                              -        -          -
                                          -------  -------  -------
        Total deferred                          --       --        --
                                           -------  -------   -------
                                             5,000    5,000   (8,000)
                                           =======  =======   =======

     The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:


        Percent of pretax income          1997         1996       1995
                                          -----        -----      -----

        Federal tax rate                   34.0%       34.0%       34.0%
        Increase(decrease) in taxes
          resulting from State income
          tax, net of federal tax benefit   3.6%        3.6%        3.6%
        Use of net operating loss carry
          forward                         (34.8)%     (33.0)%     (37.5)%
        Permanent differences              (2.8)%      (4.6)%      (0.1)%
        Other, net                          1.1%        5.9%       (0.6)%
                                         -------      -------     -------
        Effective tax rate                  1.1%        5.9%       (0.6)%
                                         =======      =======     =======

The components of the net deferred tax liability recognized in the accompanying balance sheets are as follows:


                                    1997                       1996
                                    -------                  ---------

        Deferred tax liability  $     2,000               $     8,000
        Deferred tax asset      (2,322,000)                (2,066,000)
        Valuation allowance      2,320,000                  2,058,000
                                -----------                -----------
                                $        --                $        --
                                ===========                ===========

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and their approximate tax effects are as follows:


                                             1997             1996
                                             -----            ------

        Future income (deductions):
         Net operating loss              $(2,003,000)   $(1,710,000)

         Allowance for doubtful accounts      (8,000)       (34,000)
         Research and development credit    (206,000)      (206,000)
         Depreciation                        (59,000)       (56,000)
         Investment tax credit               (35,000)       (35,000)
         Capitalized software
           development costs                   2,000         (2,000)
         Other                               (11,000)       (15,000)
                                         ------------   ------------
                                         $(2,320,000)   $(2,058,000)
                                         ============   ============


     The Company has net operating loss carry forwards for federal and Colorado income tax purposes of approximately $5,135,000 and $2,460,000, respectively. Investment tax credit carry forwards of approximately $35,000 and research and development tax credit carry forwards of approximately $206,000 are available to reduce future federal income taxes. These carry forwards expire on varying dates from 1998 through 2012.

9.   EMPLOYEE BENEFIT PLAN

     The Company has a Cash or Deferred Profit Sharing Plan ("the 401(k) Plan"). The 401(k) Plan is designed to qualify under Section 401(k) of the Internal Revenue Code and allows the Company to make discretionary contributions as determined by the Company's Board of Directors. For the years ended December 31, 1997, 1996, and 1995, the Company contributed $1,683, $1,410 and $1,867 to the 401(k) Plan.

10.  COMMITMENTS AND CONTINGENCIES

     At December 31, 1997, and 1996, equipment with a net book value of $18,550 and $16,380 (net of accumulated amortization of $49,687 and $38,220), respectively, has been leased under capital leases.

     The Company leases its executive offices from an affiliated partnership under a noncancelable operating lease which expires in October 1998. Payments to this partnership for each of the years ended December 31, 1997, 1996 and 1995 pursuant to this lease were $85,200.

Future minimum payments for lease obligations are as follows:

                                           Capital     Operating
                                           --------   -----------

        1998                              $14,836        $71,000
        1999                                5,992              --
        2000                                4,535              --
                                          --------        -------
        Total minimum lease payments       25,363        $71,000
                                                          =======

        Amount representing interest       (4,327)
                                          --------

        Present value of minimum
        lease payments                     21,036
        Current portion                   (12,186)
                                          --------
        Long-term portion                  $8,850
                                          ========

     Equipment rent expense for the years ended December 31 totaled: 1997, $2,400; 1996, $2,600; 1995, $6,500.
     The Company has bonus agreements with certain officers which provide for quarterly bonuses of 5% and 4% of the Company's pre-tax profits. The Company expensed bonuses of $0, $10,532, and $0 under these agreements for the years ended December 31, 1997, 1996 and 1995, respectively.

11.  FINANCIAL INSTRUMENTS

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

     The estimated fair values of the Company's financial instruments at December 31, 1997 are as follows:


     Assets
    -------                              Carrying          Fair Value
                                        ----------         ----------

    Cash and cash equivalents           $231,793           $ 231,793
    Certificate of deposit              $ 25,000           $  25,000
    Receivables (including
      $27,817 from related
      parties)                          $267,902            $267,902

    Liabilities
    -----------

    Accounts payable (including
      $21,300 to related                $191,538            $191,538
    Line of credit                      $150,000            $150,000
    Convertible notes payable to
      related parties                   $150,000            $150,000

The estimated fair values of the Company's financial instruments at December 31, 1996 are as follows:


     Assets
    -------                              Carrying          Fair Value
                                        ----------         ----------

    Cash and cash equivalents           $241,599           $ 241,599
    Certificate of deposit              $ 25,000           $  25,000
    Receivables (including
      $32,683 from related
      parties)                          $540,491            $540,491

    Liabilities
    -----------

    Accounts payable                    $225,341            $225,341
    Line of credit                      $150,000            $150,000
    Convertible notes payable to
      related parties                    150,000            $150,000


                       INDEPENDENT AUDITORS' REPORT
                       ON SUPPLEMENTARY INFORMATION


To the Board of Directors and Stockholders of 1MAGE Software, Inc.
Englewood, Colorado



Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules to the financial statements referred to in the accompanying index are presented for the purposes of additional information for the year ended December 31, 1997, and has been subjected to the auditing procedures applied in the audit of the basic financial statements. In our opinion, such information for the
year ended     December 31, 1997,  is fairly stated in all material
respects in relation to the basic financial statements taken as a whole.


/s/ Cribari & Gustafson, LLP
----------------------------
Cribari & Gustafson, LLP


Denver, Colorado
February 6, 1998


                       INDEPENDENT AUDITORS' REPORT
                       ON SUPPLEMENTARY INFORMATION



To the Board of Directors and Stockholders of 1MAGE Software, Inc.
Englewood, Colorado



Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules to the financial statements referred to in the accompanying index are presented for the purposes of additional information for the years ended December 31, 1996 and 1995 and have been subjected to the auditing procedures applied in the audit of the basic financial statements. In our opinion, such information for the years ended December 31, 1996 and 1995 is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ KARSH & COMPANY, P.C.
-------------------------
KARSH & COMPANY, P.C.


Denver, Colorado
February 11, 1997




1MAGE SOFTWARE, INC.

SCHEDULE VIII
VALUATION AND QUALIFYING ACCOUNTS
-------------------------------------------------------------------------


                      Balance at Additions charged to:         Balance at
                      Beginning  Costs and    Other    Deductions  End
                      of Period   Expenses   Accounts           of Period

FOR THE YEAR ENDED
  DEC. 31, 1997:
Allowance for Doubtful
  Accounts              $90,952    $68,681    $  0     $139,633   $20,000
FOR THE YEAR ENDED
  DEC. 31, 1996:
Allowance for Doubtful
  Accounts              $96,925    $27,606    $  0     $33,579    $90,952
FOR THE YEAR ENDED
  DEC. 31, 1995:
Allowance for Doubtful
  Accounts              $140,520   $273,235   $  0     $316,830   $96,925

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 10, 1997, the Company informed its independent certified public accountants, Karsh & Company, P.C. ("Karsh"), that it had been dismissed because Karsh had increased its fees over the amount paid in fiscal 1996. The decision was made by the Company's Audit Committee. Karsh had served as the Company's independent auditors since 1992.

The reports of Karsh on the financial statements of the Company for each of the two fiscal years in the period ended December 31, 1996 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In the opinion of management of the Company, the financial statements contained in the Company's reports on Form 10-Q for the first, second and third quarters of 1997 appropriately reflect all business transactions and all adjustments necessary for a fair presentation of the financial position and the results of operations of the Company for the periods presented.

During the Company's two most recent audited fiscal years (1995 and 1996) and the current unaudited interim year (1997), there were no "disagreements" (as that term is used in Item 304 of Regulation S-K) between Karsh and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The Company has authorized Karsh to respond fully to the inquiries of the Company's successor accountant. The Company has asked for and Karsh has provided a letter to the SEC indicating their concurrence with the above statements. This letter was filed as an exhibit to Form 8-K filed December 17, 1997.

On January 15, 1998, after review of the bids solicited from several public accounting firms, the Audit Committee of the Board of Directors of the Company approved the engagement of Cribari & Gustafson, LLP as the independent auditors for the year ended December 31, 1997.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required herein is incorporated by reference from the Company's definitive Proxy Statement for the 1998 annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required herein is incorporated by reference from the Company's definitive Proxy Statement for the 1998 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required herein is incorporated by reference from the Company's definitive Proxy Statement for the 1998 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required herein is incorporated by reference from the Company's definitive Proxy Statement for the 1998 annual meeting of stockholders.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.    Financial Statements
          See Financial Statement Index on Page 13
     2.   Financial Statement Schedules
          See Financial Statement Index on Page 13
     3.   List of Exhibits

EXHIBIT NUMBER                DESCRIPTION AND INCORPORATION BY REFERENCE

3.1*           - Restated Articles of Incorporation of the Company, as
               amended.
3.2*           - Bylaws of the Company, as amended.
3.3*                - Articles of Amendment to the Articles of
                    Incorporation of
                    the Company dated April 18, 1991
3.4**          - Articles of Amendment to the Articles of Incorporation
               dated May 21, 1993.
3.4**          - Articles of Amendment to the Articles of Incorporation
               dated June 28, 1994.
4.1*******     - Form 1994 Class A Warrant issued to David R. DeYoung
               dated February 1, 1995.
4.2*******     - Form of Warrant to Purchase Shares of Common Stock issued to each of Copeland Consulting Group, Inc. and Transition
               Partners, Limited dated December 16, 1996.
4.3*******     - Form of Two Year Warrant to Purchase Shares of Common
               Stock dated August 14, 1997.
4.4*******     - Form of Six Month Warrant to Purchase Shares of Common
               Stock dated August 14, 1997.
4.5*******     - Consulting Agreement between the Company and BurchMont
               Equities Group, Inc. dated July 28, 1997
10.5*          - UniVerse(TM) Distributor Agreement between ARDENT
               SOFTWARE, INC. and the Company dated  May 15, 1991
10.14*****     - President Employment Agreement between David R. DeYoung
               and the Company dated November 1, 1996.
10.15*****     - Chief Financial Officer Employment Agreement between Mary
               Anne DeYoung and the Company dated September 1, 1996
10.21*         - Independent Software Vendor Agreement dated December 12,
               1991 between Data General Corporation and the Company.
10.22****      - Software License Agreement between Reynolds+Reynolds and the Company. This exhibit is subject to a grant of
               confidential treatment filed separately with the Securities and Exchange Commission.
10.23***       - 1994 Stock Option and Grant Plan.
10.24**        - 1993 Stock Option Plan.
10.25******    - Equity Incentive Plan
23.1           - Consent of Karsh & Company, P.C.
23.2           - Consent of Cribari & Gustafson, LLP
27             - Financial Data Schedule

               See Index to Financial Statements on Page 13
*              Filed as an Exhibit to Form S-1 Registration Statement No.
               33-44717, on December 23, 1991.
**             Filed as an Exhibit to Form S-8 Registration Statement No.
               33-86760, on November 29, 1994
***            Filed as an Exhibit to Form S-8 Registration Statement No.
               33-78096, on April 22, 1994.
****           Filed as an Exhibit to Form 10-K for the period ended
               December 31, 1994.
*****          Filed as an Exhibit to Form 10-K for the period ended
               December 31, 1996.
******         Filed as an Exhibit to Form S-8 Registration Statement No.
               333-3078, on July 3, 1997.
*******        Filed as an Exhibit to Form S-3 Registration Statement No.
               333-35265, on September 10, 1997.



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1MAGE SOFTWARE, INC.
By:  /s/ David R. DeYoung               Date:     March 27, 1998
-------------------------                         -------------------
David R. DeYoung
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:  /s/ David R. DeYoung               Date:     March 27, 1998
     ---------------------                        ---------------
     David R. DeYoung,
     President
     and Principal Chief
     Executive Officer


By:  /s/ Charles E. Burns               Date:     March 27, 1998
     ---------------------                        ---------------
     Charles E. Burns
     Director


By:  /s/ Robert Wiegand, II             Date:     March 27, 1998
     ---------------------                        ---------------
     Robert Wiegand, II
     Director and Secretary


By:  /s/ Mary Anne DeYoung              Date:     March 27, 1998
     ---------------------                        ---------------
     Mary Anne DeYoung,
     Vice President, Finance
     Principal and Accounting
     Officer

By:  /s/ Richard A. Knapp               Date:     March 27, 1998
     ---------------------                        ---------------
     Richard A. Knapp
     Director

                               EXHIBIT INDEX


No.       Description                        Method of Filing

23.1      Consent of Karsh & Co. P.C.        Filed herewith electronically

23.2      Consent of Cribari &
           Gustafson, LLP                    Filed herewith electronically

27        Financial Data Schedule            Filed herewith electronically