Form 10-K/A
period 1997-12-31
IMAGE SOFTWARE INC
filed 1998-04-30
CIK 723574

FORM 10-K/A
                       Amendment No. 1 to Form 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended 12/31/97
                                    OR
(  )TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934. For the transition period from --------- ---to------------

                           1MAGE Software, Inc.
           (Exact name of Registrant as specific in its charter)

                                  0-12535
                         (Commission File Number)

          Colorado                                     84-0866294
(State of Incorporation)                                         (IRS
                                                  Employer Identification
                                                  Numbers)

6486 S. Quebec Street, Englewood CO 80111         (303) 694-9180
(Address of principal executive offices)          (Registrant's telephone
                                                  #, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
               NONE                          NONE
          (Title of Class)              (Name of Exchange)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. Yes [ ] No [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 5, 1998: $741,185.

As of March 5, 1998, there were 2,142,845 shares of the Registrant's common stock outstanding.


                                 PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information concerning the Company's Executive Officers and Directors:

                          First Year As
                            Executive
                            Officer or       Position
Name               Age      Director        With Company

David R. DeYoung    53        1981           President, Chief
                                             Executive Officer and
                                             Director

Charles E. Burns    67        1981           Director

Robert Wiegand II   51        1992           Secretary and Director

Mary Anne DeYoung   44        1994           Treasurer, Chief Financial
                                             Officer, Assistant
                                             Secretary

Richard A. Knapp    52        1997           Director


DAVID R. DEYOUNG - CHAIRMAN, PRESIDENT, CHIEF EXECUTIVE OFFICER AND
DIRECTOR

     Mr. DeYoung has been President, Chief Executive Officer and a Director of the Company since its formation in 1981. He served in similar capacities with the Company's predecessor corporation from 1979 to 1981. During 1979, Mr. DeYoung was employed by ESCOM/Mountain States, a Prime
dealer, as Vice President of Sales.   From 1972 to 1979, Mr. DeYoung was
employed by NCR Corporation and, during part of that time, was a District Manager in the division of Commercial, Industrial, Medical, Educational and Governmental systems. He holds a Bachelor of Science Degree in Business Administration and Computer Science from California State Polytechnic University. Mr. DeYoung is the spouse of Mary Anne DeYoung.

CHARLES E. BURNS - DIRECTOR

     Mr. Burns has served on the Board of Directors since 1981. He served as Treasurer of the Company from March 1, 1994 until December 15, 1994.
In March 1994, Mr. Burns resigned his position as Executive Vice President and Chief Operating and Financial Officer and retired from full time employment with the Company. Mr. Burns had served as Executive Vice President and Chief Operating Officer since December 1, 1988 and as Chief Financial Officer since March 31, 1989. He joined the Company in November 1986 as Director of Transportation and was promoted to Vice President in April 1988. From January 1979 until October 1985, Mr. Burns was employed by Ringsby Truck Lines. From 1979 to 1983, Mr. Burns was Vice President of Administration with that firm, and from 1983 to 1985 he was President and Chief Operating Officer. He holds a Bachelor of Science Degree in Accounting from Stanford University.

ROBERT WIEGAND II - SECRETARY AND DIRECTOR

     Mr. Wiegand was elected to the Board of Directors in July 1992. Mr. Wiegand was appointed to the office of Secretary of the Company on March 1, 1994. Mr. Wiegand is presently a lawyer in private practice. From January 15, 1992 to December 26, 1992, he was Vice-President of Administration for Rose Manufacturing Co., a privately held manufacturer of safety equipment based in Englewood, Colorado. Mr. Wiegand has practiced law for 23 years, and prior to joining Rose Manufacturing, was special counsel with Pendleton & Sabian, P.C., a law firm in Denver. Mr. Wiegand graduated Phi Beta Kappa from the Tulane University of Louisiana in 1970 and went on to receive a law degree and was admitted to practice in Louisiana in 1972 and Colorado in 1977. Since 1976, Mr. Wiegand's practice has been limited to securities offerings, estate planning, business organizations and tax law. In addition to membership in six bar Associations, Mr. Wiegand has been admitted to practice before the U.S. District Court (Colorado and ED-Louisiana) and before the U.S. Court of Appeals (5th Circuit).

MARY ANNE DEYOUNG - TREASURER, CHIEF FINANCIAL OFFICER, ASSISTANT
SECRETARY AND DIRECTOR

     Ms. DeYoung was elected to the Board of Directors in April 1996. Ms. DeYoung was elected Treasurer, Chief Financial Officer and Assistant Secretary on December 15, 1994. Ms. DeYoung has served as Vice President, Finance and Administration since July 1986. Ms. DeYoung joined the Company as Controller in April 1981. From 1975 to 1981, Ms. DeYoung was a systems analyst with Arthur Andersen LLP, a financial analyst, and an independent financial consultant. Ms. DeYoung holds a Bachelor of Science Degree in Accounting from the University of Santa Clara. Ms. DeYoung is the spouse of David R. DeYoung.

RICHARD A. KNAPP - DIRECTOR

     Mr. Knapp was elected to the Board of Directors in May 1997. Mr. Knapp is currently the President and CEO of Lease Capital Corporation and has served in that capacity since 1990. From 1984 until 1990, Mr. Knapp was a regional manager for both Paccom Leasing Corporation and Security Pacific Business Finance. In total, Mr. Knapp has been associated with the banking/finance industry for nearly thirty years. He holds a Bachelor of Science degree in Finance from the University of Arizona.

          SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of the common stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Those persons are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all reports filed pursuant to Section 16(a). One of the Company's directors, Richard A. Knapp, did not file his initial statement of beneficial ownership on Form 3 after being elected as a director in May, 1997, until June of 1997.


ITEM 11.     EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the executive compensation of the Company's Chief Executive Officer for each of the Company's last three fiscal years. There were no other Executive Officers serving at the end of the last fiscal year whose compensation was greater than $100,000.

                     ANNUAL              LONG TERM      ALL OTHER
                     COMPENSATION*       COMPENSATION** COMPENSATION***($)
                     -------------       ------------   ------------------

                     SALARY   BONUS        AWARDS

NAME AND                                   SECURITIES
PRINCIPAL                                  UNDERLYING
POSITION       YEAR  ($)      ($)          OPTIONS(#)
--------       ----   -----   -----        ------------  ----------------

D.R. DeYoung   1997  129,820      0            88,000          7,982
CEO            1996   93,188  4,520            94,000          7,244
               1995   86,043      0           150,000          7,959


* Mr. DeYoung did not receive additional compensation other than noted above the aggregate amount of which was the lesser of either $50,000 or 10% of the total of his annual salary and bonus.

** Mr. DeYoung was not awarded restricted stock nor was there any LTIP payout to him.

*** Includes insurance premiums paid by the Company for term life and disability insurance, as well as premiums paid for a key-man life insurance policy which has the death benefit assigned to the Company and the cash value of the policy intended to accrue for the benefit of Mr. DeYoung.


Option Grants in Last Fiscal Year

     The following table sets forth the information concerning individual grants of stock options during the last fiscal year to the named Executive
Officer:


                             INDIVIDUAL GRANTS
--------------------------------------------------------------------------
                               PERCENT OF
                NUMBER OF      TOTAL OPTIONS
                SECURITIES     GRANTED TO
                UNDERLYING     EMPLOYEES      EXERCISE OR
NAME            OPTIONS        IN FISCAL      BASE PRICE       EXPIRATION
                GRANTED (#)    YEAR           ($/SHARE)        DATE
--------------  -----------    -------------  -----------      -----------

D.R. DeYoung       8,000          2.0%          $0.625     5/26/07
D.R. DeYoung      80,000         17.5%          $0.625    11/26/07

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth information concerning each exercise of stock options during the last fiscal year by the named Executive Officer and the fiscal year-end value of unexercised options:


                                        NUMBER OF          VALUE OF
                                        SECURITIES        UNEXERCISED
             SHARES                     UNDERLYING           IN-THE
          ACQUIRED ON      VALUE       UNEXERCISED       MONEY OPTIONS
            EXERCISE      REALIZED  OPTIONS AT FISCAL      AT FISCAL
NAME          (#)           ($)        YEAR-END (#)       YEAR-END ($)
----       -----------    -------   -----------------     -------------

                                       EXERCISABLE/       EXERCISABLE/
                                       UNEXERCISABLE      UNEXERCISABLE
                                       -------------      -------------

D.R. DeYoung   0             $0        317,375/44,000    $0/$0


EMPLOYMENT CONTRACT

     Mr. DeYoung, the Company's President and Chief Executive Officer, is employed pursuant to a three-year employment contract between the Company and Mr. DeYoung, which expires on October 31, 1999. Since November 1, 1996, the compensation of Mr. DeYoung has been established under the terms of this employment contract. The contract calls for an annual base salary, in an amount determined annually by the Board of Directors, payable semi-monthly, plus expenses and normal fringe benefits. Mr. DeYoung earns a bonus of 5% of the Company's pretax earnings, calculated on a quarterly basis. An annual bonus may be paid to Mr. DeYoung based on the performance of the Company in the discretion of the Board of Directors. Mr. DeYoung's employment contract provides that, if his employment is terminated for any reason other than for cause, he is entitled to a cash severance package equal to one year's cash compensation. In addition, Mr. DeYoung is entitled to receive a grant of a sufficient number of ten year options as are necessary to permit him to retain the same percentage of beneficial ownership interest in the Company as he held on December 16, 1996. These grants would be made from the Company's Equity Incentive Plan at the fair market value of the common stock on the date of grant.

     Ms. DeYoung, the Company's Vice President of Finance and Chief Financial Officer, is employed pursuant to a three-year employment contract between the Company and Ms. DeYoung which was effective September 1, 1996. Her compensation is established under the terms of this employment contract. The contract calls for an annual base salary of at least $90,000, expenses, normal fringe benefits, as well as a bonus equal to 4% of the Company's pretax earnings, calculated on a quarterly basis. In addition, Ms. DeYoung's employment contract provides that should her employment be terminated for any reason other than for cause, she is entitled to a cash severance package equal to one year's cash compensation.

COMPENSATION OF DIRECTORS

     The Company currently pays non-employee Directors $1,000 per quarter plus specific hourly fees for special meetings or additional participation. Pursuant to the 1996 Stock Option Plan (the "1996 Plan"), members of the Compensation Committee of the Board of Directors are automatically granted an option on the last trading day in June to purchase 4,000 shares of Common Stock at 100% of the fair market value on such date. On June 30, 1997 each member of the Compensation Committee received an automatic grant to purchase 4,000 shares of common stock at $.8398, the fair market value on that date. In addition to the automatic grants, the Company granted each member of the Compensation Committee stock options to purchase 12,000 shares of common stock at $0.625 per share, the fair market value on November 26, 1997. Another non-employee director was granted options to purchase 2,000 shares at $1.469 per share and an option to purchase 6,000 shares at $.625; such exercise prices were in each case equal to the fair market value at the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

     The following sets forth the number of shares of Common Stock owned by each Executive Officer and Director of the Company, by all persons known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, and by all Executive Officers and Directors as a group. Unless otherwise noted, the share ownership specified in the following table represents both record and beneficial ownership as of March 27, 1998.



NAME AND ADDRESS OF BENEFICIAL OWNER    BENEFICIAL
                                        OWNERSHIP(1)        % OF CLASS
------------------------------------    -------------       -----------

David R. DeYoung                   616,331(2),(3)                24.1%
6486 South Quebec Street,
Englewood, Colorado 80111

Charles E. Burns                        26,900(4)                 1.2%
1013 Figueora Street,
Folsom, California 95630

Robert Wiegand II                      42,500 (4)                 2.0%
5261 South Quebec Street,
Greenwood Village, Colorado 80111

Mary Anne DeYoung                     114,925 (5)                 5.1%
6486 South Quebec Street,
Englewood, Colorado 80111

Richard A. Knapp                         6,000(6)                  .3%
19590 E. Main Street, Suite 207,
Parker, Colorado 80134

Daniel N. Warner                      155,920 (7)                 7.3%
330 Lafayette,
Denver, Colorado 80218

Spencer D. Lehman                     238,436 (8)                10.4%
1250 4th Street,
Santa Monica, California 90401

John G. Mazza                         260,868 (8)                11.4%
6613 Zumirez Drive,
Malibu, California 90265

All Executive Officers and
Directors as a Group - 5 Persons      806,656 (9)                29.6%

(1) Beneficial owners are believed to have sole voting and investment power with respect to the shares shown unless otherwise indicated.
(2) Includes: 317,175 options to purchase Common Stock; and 100,000 warrants to purchase Common Stock. See EXECUTIVE COMPENSATION - Employment Contract.
(3) Excludes: 20,000 options to purchase Common Stock which are not yet vested; and any shares attributable to Mr. DeYoung's right under his employment contract to maintain his proportional ownership of the Company under certain circumstances. See EXECUTIVE COMPENSATION - Employment Contract.
(4)  Includes 20,500 options to purchase Common Stock
(5) Includes 114,800 options to purchase Common Stock; excludes 10,000 options to purchase Common Stock which are not yet vested.
(6)  Consists of 6,000 options to purchase Common Stock
(7) Includes 51,701 shares of Common Stock owned of record by Comlease. Mr. Warner is managing general partner of Comlease and has voting power over the shares held by Comlease.
(8) Includes two convertible promissory notes plus accrued interest which are convertible into 138,868 shares of Common Stock.
(9) Includes 479,175 options to purchase Common Stock and 100,000 warrants to purchase Common Stock.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases its executive offices from a general partnership, Comlease. Mr. DeYoung, an Executive Officer and Director of the Company, owns a partnership interest in Comlease of 11.75%. Lease payments to the partnership were $85,200 for the year ended December 31, 1997. This lease will expire on October 31, 1998. Management of the Company believes that the terms of the lease are as favorable to the Company as could have been obtained from third parties at the time the lease was signed.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1MAGE SOFTWARE, INC.

By:  /s/ David R. DeYoung               Date:   April 27, 1998
David R. DeYoung
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:  /s/ David R. DeYoung               Date:   April 27, 1998
David R. DeYoung, President
and Principal Chief Executive Officer


By:  /s/ Charles E. Burns               Date:   April 27, 1998
Charles E. Burns
Director


By:  /s/ Robert Wiegand, II             Date:   April 27, 1998
Robert Wiegand, II
Director and Secretary


By:  /s/ Mary Anne DeYoung              Date:   April 27, 1998
Mary Anne DeYoung,
Vice President, Finance
Principal and Accounting Officer

By:  /s/ Richard A. Knapp               Date:   April 27, 1998
Richard A. Knapp
Director

                               EXHIBIT INDEX

No.       Description                   Method of Filing
---       -----------                   ----------------

23.1*          Consent of Karsh & Co. P.C.   Filed herewith electronically
23.2*          Consent of Cribari
                & Gustafson, LLP             Filed herewith electronically
27*       Financial Data Schedule       Filed herewith electronically

*         Previously filed