Form 10-Q
period 1998-03-31
IMAGE SOFTWARE INC
filed 1998-05-07
CIK 723574

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

(Mark One)
(Y) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998
OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the Transition period from                 to

                      Commission file number 0-12535

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

                                    N/A
                    ----------------------------------
           (Former name, former address and former Fiscal year,
                       if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.
Yes  Y   No

APPLICABLE ONLY TO CORPORATE ISSUERS:
------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class of Stock       No. Shares Outstanding            Date
        --------------       ----------------------         ----------
            Common                 2,142,845               May 1, 1998


                      Exhibit Index Begins on Page 8
                           1MAGE SOFTWARE, INC.
                                   INDEX
                                   -----
                                                                     Page
                                                                     ----
Part I.    Financial Information

   Item 1  Financial Statements

      Balance Sheets -March 31, 1998, and December 31, 1997             3

      Statements of Operations -for three months ended
      March 31, 1998 and March 31, 1997                                 4

      Statements of Cash Flows -for three months ended
      March 31, 1998 and March 31, 1997                                 5

      Notes to Financial Statements                                     6


   Item 2  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                7


Part II.   Other Information

   Items 1-5                                                            8

   Item 6  Exhibits and Reports on Form 8-K                             8

                       PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

                           1MAGE SOFTWARE, INC.
                              BALANCE SHEETS



                                                 March 31,   December 31,
Assets                                              1998         1997
---------------------------------------         -----------  ------------

Current Assets:
   Cash and cash equivalents                     $    61,389  $   256,793
   Trade accounts receivable, net                    492,504      267,902
   Inventory, at lower of cost or market              94,648       93,723
   Prepaid expenses                                    7,147        7,673
                                                 -----------  -----------
      Total current assets                           655,688      626,091
                                                 -----------  -----------
   Property and equipment, net                       139,220      162,410
   Deferred computer software development
      costs, net                                     801,007      813,625
   Other assets                                       48,334       47,511
                                                 -----------  -----------
         TOTAL ASSETS                            $ 1,644,249  $ 1,649,637
                                                 ===========  ===========

Liabilities and Shareholders' Equity
---------------------------------------
Current Liabilities:
   Current portion of long-term debt:
      Other                                      $         0  $         0
      Capital lease obligations                        8,645       12,186
   Trade accounts payable                            206,992      191,538
   Line of credit                                    150,000      150,000
   Accrued expenses and other liabilities            209,621      229,595
                                                 -----------  -----------
      Total current liabilities                      575,258      583,319
                                                 -----------  -----------
Long-term obligations:
   Capital lease obligations                           8,198        8,850
   Other                                             150,000      150,000
                                                 -----------  -----------
      Total liabilities                              733,456      742,169
Shareholders' equity:
   Common stock, $.004 par value -
      10,000,000 shares authorized;
      shares outstanding:
      1998 - 2,142,845;
      1997 - 2,142,845                                 8,571        8,571
   Additional paid-in capital                      6,845,100    6,845,100
   Accumulated deficit                           (5,942,878)  (5,946,203)
                                                 -----------  -----------
      Total shareholders' equity                     910,793      907,468
                                                 -----------  -----------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                    $ 1,644,249  $ 1,649,637
                                                 ===========  ===========




                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF OPERATIONS
         FOR THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997


                                                       Three Months
                                                     Ended March 31,
                                                    1998         1997
                                                -----------  -----------

Revenue:
   System sales                                  $   110,580  $   318,653
   Services and annual fees                          332,414      212,865
                                                 -----------  -----------
      Total revenue                                  442,994      531,518

Cost of Revenue:
   System sales                                       27,123      139,540
   Services and other                                154,103      161,386
                                                 -----------  -----------
      Total Cost of Revenue                          181,226      300,926

Gross Profit:                                        261,768      230,592
      % of Revenue                                     59.1%        43.4%

Operating Expenses:
   Selling, general and administrative               252,088      336,125
                                                 -----------  -----------
      Total Operating Expenses                       252,088      336,125

INCOME (LOSS) FROM OPERATIONS                          9,680    (105,533)

Other Income (Expense):
   Interest expense                                  (8,570)      (8,529)
   Interest income                                     1,938        3,378
   Other                                                 275        2,168
                                                 -----------  -----------
      Total other income (expense)                   (6,357)      (2,983)
                                                 -----------  -----------

Income (Loss) Before Income Taxes                      3,323    (108,516)

Provision for Income Taxes                                --           --

Net Income (Loss)                                $     3,323  $ (108,516)
                                                 ===========  ===========

Earnings (Loss) per Common Share                 $      0.00  $    (0.05)
                                                 ===========  ===========

Weighted Average Number of Common
   Shares Outstanding                              2,142,845    2,147,563
                                                 ===========  ===========


                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF CASH FLOWS
         FOR THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997


                                                       Three Months
                                                     Ended March 31,
                                                    1998         1997
                                                -----------  -----------

Cash Flows From Operating Activities:
   Net income (loss)                             $     3,323  $ (108,516)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      (used for) operating activities:

      Depreciation and amortization                   88,290      104,223
      Issuance of stock for services                       0        7,688
      Changes in operating assets and
         liabilities:
   Receivables                                     (224,602)    (101,846)
   Inventory                                           (925)        1,247
   Prepaid expenses                                    (823)            0
   Accounts payable                                   15,454       93,980
   Accrued liabilities                              (23,514)       11,795
                                                 -----------  -----------
   Net cash provided (used) by operating
      activities                                   (142,797)        8,571

Cash Flows from Investing Activities:
   Purchase of fixed assets                                0        (383)
   Increase in capitalized software                 (52,482)     (95,765)
   Increase in other assets                              526     (21,913)
                                                 -----------  -----------
   Net cash provided by (used for)
      investing activities                          (51,956)    (118,061)

Cash Flows from Financing Activities:
   Repayment of line of credit                            --           --
   Additions to line of credit                            --           --
   Repayment of long-term debt                         (652)           --
                                                 -----------  -----------
   Net cash provided by financing
      activities                                       (652)           --
                                                 -----------  -----------
   Increase (Decrease) in cash and cash
      equivalents                                  (195,405)    (109,490)
   Cash and cash equivalents, beginning of period    256,793      266,599
                                                 -----------  -----------
   Cash and cash equivalents, end of period      $    61,388  $   157,109
                                                 ===========  ===========




                           1MAGE SOFTWARE, INC.
                       Notes to Financial Statements

GENERAL:

Management has elected to omit substantially all notes to the unaudited interim financial statements. Reference should be made to the Company's annual report on Form 10-K for the year ended December 31, 1997 as this report incorporates the Notes to the Company's year-end financial statements.

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

INCOME/LOSS PER SHARE:

Income (Loss) per share is computed by dividing net income (loss) by the weighted average number of common and equivalent shares. Common stock equivalents were not included in the weighted average number of shares outstanding for loss periods, as their effect was anti-dilutive. Fully diluted earnings per share are either anti-dilutive or not materially different from primary earnings per share.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 1998 VERSUS MARCH
31, 1997

1MAGE Software, Inc. (the "Company") reported revenue of $442,994 for the first quarter of 1998, as compared to $531,518 for the same period a year ago. Gross profit, however, was $261,768 or 59% of revenue for the first quarter of 1998, as compared to $230,592 or 43% of revenue for the first quarter of 1997. For the three months ended March 31, 1998, the Company posted net income of $3,323 ($.00 per share) versus a net loss of $(108,516) ($.05 per share) for the same period in 1997. The increase in revenue is the result of a 56% increase in services and annual fees, coupled with a 65% decrease in system sales. Gross profit varies according to the specific components of revenue. In addition, selling, general and administrative ("SG&A") expenses decreased 25% for the quarter ended March 31, 1998, reflecting management's concerted efforts to match SG&A expenses with services and annual fees.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, cash on hand decreased $195,405 from $256,793 at December 31,1997. Accounts receivable, however, increased $224,602 over year-end 1997 levels. As a result, by April 24, 1998, cash on hand had improved to approximately $200,000. Software development used cash of $52,482 as research and development costs were incurred in order to continually enhance the document imaging software product offerings.

The Company's financial resources include cash on hand, revenues from operations, and management of funds available on its revolving line of credit. In the Company's judgment, sufficient financial resources are available to meet current working capital needs. The Company has a $150,000 revolving line of credit which expires September 10, 1998 and bears interest at Prime +1% and is secured by the Company's notes and accounts receivable and a certificate of deposit for $25,000. On April 24, 1998, there was $120,000 outstanding against the line of credit.


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

(A) Exhibit Table

27   Financial Data Schedule


(B) Reports on Form 8-K

There were no reports filed on Form 8-K for the quarter ended March 31, 1998.
                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           1MAGE Software, Inc.
                           --------------------
                               (Registrant)
                               ------------


Date: 5/6/98                            /s/   Mary Anne DeYoung
                                        ---------------------------------
                                        Mary Anne DeYoung
                                        Chief Financial Officer



                               Exhibit Index
                               -------------

Exhibit                                            Method of Filing
---------                                          ----------------

27   Financial Data Schedule                Filed herewith electronically