Form 10-Q
period 1998-06-30
IMAGE SOFTWARE INC
filed 1998-08-14
CIK 723574

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
                                 ---------

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
OR
(  ) TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934
     For the Transition period from _____________ to ________________

                      Commission file number 0-12535

                           1MAGE SOFTWARE, INC.
                           --------------------
          (Exact name of registrant as specified in its charter)

                COLORADO                               84-0866294
   ---------------------------------            -----------------------
      (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)             Identification Number)

            6486 South Quebec Street, Englewood, Colorado 80111
            ---------------------------------------------------
                 (Address of principal executive officers)

                              (303) 773-1424
            ---------------------------------------------------
           (Registrant's telephone number, including area code)

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

Yes X   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Stock       No. Shares Outstanding                 Date
   --------------       ----------------------                 ----
       Common                 2,203,019                  August 12, 1998

                               Page 1 of 12

                      Exhibit Index Begins on Page 9
                           1MAGE SOFTWARE, INC.
                                   INDEX




Part I.  Financial Information                                       Page

   Item 1     Financial Statements

      Balance Sheets -June 30, 1998, and December 31, 1997              3

      Statements of Operations -for three months ended
         June 30, 1998 and June 30, 1997                                4

      Statements of Operations -for six months ended
         June 30, 1998 and June 30, 1997                                5

      Statements of Cash Flows -for six months ended
         June 30, 1998 and June 30, 1997                                6

      Notes to Financial Statements                                     7


   Item 2  Management's Discussion and Analysis of
              Financial Condition and Results of Operations             8



Part II. Other Information

   Items 1-5                                                            9

   Item 6     Exhibits and Reports on Form 8-K                         10



                       PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           1MAGE SOFTWARE, INC.
                              BALANCE SHEETS


                                             June 30,      December 31,
                 Assets                        1998            1997
-----------------------------------------  ------------    ------------
Current Assets:
---------------

   Cash and cash equivalents                $   125,375     $   256,793
   Trade accounts receivable, net               345,588         267,902
   Inventory, at lower of cost or market         94,122          93,723
   Prepaid expenses                               8,951           7,673
                                            -----------     -----------
      Total current assets                      574,036         626,091
                                            -----------     -----------
   Property and equipment, net                  120,331         162,410
   Deferred computer software development
      costs, net                                793,791         813,625
   Other assets                                  70,089          47,511
                                            -----------     -----------
      TOTAL ASSETS                          $ 1,558,247     $ 1,649,637
                                            ===========     ===========

Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
--------------------
   Current portion of long-term debt:
      Capital lease obligations             $    21,325     $    12,186
   Trade accounts payable                       259,059         191,538
   Line of credit                               131,483         150,000
   Accrued expenses and other liabilities       219,041         229,595
                                            -----------     -----------
      Total current liabilities                 630,908         583,319
                                            -----------     -----------
Long-term obligations:
   Capital lease obligations                      7,317           8,850
   Other                                        150,000         150,000
                                            -----------     -----------
      Total liabilities                         788,225         742,169
Shareholders' equity:
   Common stock, $.004 par value -
      10,000,000 shares authorized;
      shares outstanding: 1998 -
      2,150,019; 1997 - 2,147,563                 8,599           8,571
   Additional paid-in capital                 6,852,435       6,845,100
   Accumulated deficit                      (6,091,012)     (5,946,203)
                                            -----------     -----------
      Total shareholders' equity                770,022         907,468
                                            -----------     -----------
      TOTAL LIABILITIES AND SHAREHOLDERS'
         EQUITY                             $ 1,558,247     $ 1,649,637
                                            ===========     ===========




                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF OPERATIONS
          FOR THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

                                           Three Months Ended June 30,
                                               1998            1997
                                           -----------     -----------


Revenue:
--------

   System sales                             $   159,087     $   335,780
   Services and annual fees                     223,659         306,257
                                            -----------     -----------
      Total revenue                             382,746         642,037

Cost of Revenue:
----------------
   System sales                                 110,493         177,547
   Services and annual fees                     104,579          80,044
                                            -----------     -----------
      Total Cost of Revenue                     215,072         257,591

Gross Profit:                                   167,674         384,446
-------------
   % of Revenue                                   43.8%           59.9%

Operating Expenses:
-------------------
   Selling, general and administrative          307,159         335,911
                                            -----------     -----------
      Total Operating Expenses                  307,159         335,911

Income (Loss) from Operations                 (139,485)          48,535

Other Income (Expense):
-----------------------
   Interest expense                             (9,445)         (6,939)
   Interest income                                  807           3,465
   Other                                           (10)         (1,371)
                                            -----------     -----------
      Total other income (expense)              (8,648)         (4,845)
                                            -----------     -----------

Income (Loss) Before Income Taxes             (148,133)          43,690

Provision for Income Taxes                            -               -
                                            -----------     -----------

Net Income (Loss)                           $ (148,133)     $    43,690
                                            ===========     ===========

Earnings (Loss) per Common Share            $     (0.07)    $      0.02
                                            ===========     ===========

Weighted Average Number of Common
   Shares Outstanding                         2,142,454       2,147,563
                                            ===========     ===========




                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF OPERATIONS
           FOR SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997


                                            Six Months Ended June 30,
                                               1998            1997
                                           -----------     -----------
Revenue:
--------

   System sales                             $   269,677     $   654,433
   Services and annual fees                     556,063         519,122
                                            -----------     -----------
      Total revenue                             825,740       1,173,555

Cost of Revenue:
----------------
   System sales                                 202,747         392,087
   Services and annual fees                     193,550         166,429
                                            -----------     -----------
      Total Cost of Revenue                     396,297         558,516

Gross Profit:                                   429,443         615,039
-------------
   % of Revenue                                   52.0%           52.4%

Operating Expenses:
-------------------
   Selling, general and administrative          559,247         672,036
                                            -----------     -----------
      Total Operating Expenses                  559,247         672,036

INCOME (LOSS) FROM OPERATIONS                 (129,804)        (56,997)

Other Income (Expense):
-----------------------
   Interest expense                            (18,115)        (15,468)
   Interest income                                2,802           7,111
   Other                                            307             528
                                            -----------     -----------
      Total other income (expense)             (15,006)         (7,829)
                                            -----------     -----------

Income (Loss) Before Income Taxes             (144,810)        (64,826)

Provision for Income Taxes                            -               -
                                            -----------     -----------

Net Income (Loss)                           $ (144,810)     $  (64,826)
                                            ===========     ===========

Earnings (Loss) per Common Share            $     (0.07)    $     (0.03)
                                            ===========     ===========

Weighted Average Number of Common
   Shares Outstanding                         2,142,414       2,003,481
                                            ===========     ===========


                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF CASH FLOWS
           FOR SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997


                                            Six Months Ended June 30,
                                               1998            1997
                                           -----------     -----------
Cash Flows From Operating Activities:
-------------------------------------

   Net income (loss)                        $ (144,810)     $  (64,826)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      (used for) operating activities:
         Depreciation and amortization          176,681         208,432
         Allowance for doubtful accounts         10,000          14,310
         Issuance of stock for services               -           5,625
         Changes in operating assets and
            liabilities:
            Receivables                        (87,686)        (30,670)
            Inventory                             (399)           (471)
            Prepaid expenses                    (1,278)        (49,078)
            Accounts payable                     67,521          49,107
            Accrued liabilities                 (1,415)          49,094
                                            -----------     -----------

   Net cash provided (used) by
      operating activities                       18,614         181,523

Cash Flows from Investing Activities:
-------------------------------------
   Purchase of fixed assets                     (4,402)         (5,056)
   Increase in capitalized software           (110,366)       (209,926)
   Increase in other assets                    (22,578)         (1,851)
                                            -----------     -----------

   Net cash provided by (used for)
      investing activities                    (137,346)       (216,833)

Cash Flows from Financing Activities:
-------------------------------------
   Repayment of line of credit                 (30,000)       (175,000)
   Additions to line of credit                   11,483         174,219
   Repayment of long-term debt                  (1,533)         (5,470)
   Proceeds from exercise of common
      stock options                               7,364               -
                                            -----------     -----------

   Net cash provided  (used) by
      financing activities                     (12,686)         (6,251)
                                            -----------     -----------

   Increase (Decrease) in cash and
      cash equivalents                        (131,418)        (41,561)

   Cash and cash equivalents,
      beginning of period                       256,793         266,599
                                            -----------     -----------

   Cash and cash equivalents,
      end of period                         $   125,375     $   225,038
                                            ===========     ===========




                           1MAGE SOFTWARE, INC.
                       Notes to Financial Statements
                       -----------------------------

General:
--------
Management has elected to omit substantially all notes to the unaudited interim financial statements. Reference should be made to the Company's annual report on Form 10-K for the year ended December 31, 1997 as this report incorporates the Notes to the Company's year-end financial statements.

Unaudited Interim Information:
------------------------------
The unaudited interim financial statements contain all necessary adjustments (consisting of only normal recurring adjustments) which, in the opinion of Management, are necessary for a fair statement of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of those expected for the year.

Revenue Recognition:
--------------------
Revenue from the sale of software licenses, computer equipment and existing application software packages is recognized when the software and computer equipment are shipped to the customer, remaining vendor obligations are insignificant, there are no significant uncertainties about customer acceptance and collectibility is probable. Revenue from related services, including installation and software modifications, is recognized upon performance of services.

Income Taxes:
-------------
Income Taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of depreciation, capitalized software development cost and allowance for doubtful accounts for financial and income tax reporting. The Company currently has substantial net operating loss, research credit and investment tax credit carry forwards.

Income/Loss per Share:
----------------------
Income (Loss) per share is computed by dividing net income (loss) by the weighted average number of common and equivalent shares. Common stock equivalents were not included in the weighted average number of shares outstanding for loss periods as their effect was anti-dilutive. Fully diluted earnings per share are either anti-dilutive or not materially different from primary earnings per share.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for three months ended June 30, 1998 versus three months ended June 30, 1997
--------------------------------------------------------------------------
1MAGE Software, Inc.'s (the "Company") revenue of $382,746 for the second quarter of 1998 was $259,291 (40%) lower than $642,037 reported for the same period a year ago. For the three months ended June 30, 1998, the Company posted a net loss of ($148,133) versus net income of $43,690 for the same period in 1997. Loss per share for the three months ended June 30, 1998 was ($.07) compared to earnings per share of $.02 for the three
months  ended June 30, 1997.    System sales were lower for the three months
ended June 30, 1998, as compared to the same period in 1997, primarily due to weaker than anticipated economic conditions, including a specific large
contract  postponed  because  of the GM strike.   While  shipments  of  an
enhanced version of the Company's newest software release (Release 5.5) to the Company's largest distributor were originally scheduled to commence in second quarter 1998, those shipments did not begin until July 5, 1998 and are expected to contribute to third quarter 1998 revenue. Services and annual fees for the quarter ended June 30, 1998 were lower primarily due to changes in the customer billing cycles (i.e., quarterly vs. annual). Gross profit as a percent of revenue was 44% and 60%, respectively, for the quarters ended June 30, 1998 and June 30, 1997. Selling, general and administrative expenses of $307,159 for the three months ended June 30, 1998 were $28,752 (9%) lower than expenses for the same quarter in 1997, as management continued to trim costs across the board.

Results of Operations for six months ended June 30, 1998 versus six months ended June 30, 1997
--------------------------------------------------------------------------
1MAGE Software, Inc.'s revenue of $825,740 for the six months ended June 30, 1998 was $347,815 (30%) lower than the $1,173,555 reported for the same period a year ago. For the six months ended June 30, 1998, the Company posted a net loss of ($144,810) versus a net loss of ($64,826) for the same period in 1997. Loss per share for the six months ended June 30, 1998 was ($.07) compared with a net loss per share of ($.03) for the six months ended June 30, 1997. As stated above, system sales were lower due to weaker than anticipated economic conditions and the delay in shipping the Company's newest software release to its largest distributor. Service revenue and annual fees grew by 7% for the six months ended June 30, 1998, as compared to the same period one year ago. Recurring annual license fees for the six months ended June 30, 1998 accounted for $379,464 (46% of total revenue) compared to $405,003 (35% of total revenue) for the same period in 1997.

Liquidity and Capital Resources
-------------------------------
As of June 30, 1998, cash on hand decreased $131,418 from $256,793 at December 31, 1997. Additions to capitalized software used cash of
$110,366 as research and development costs were incurred in order to continually enhance the document imaging software product offerings.

The Company's financial resources include cash on hand, revenues from operations, and management of funds available on its revolving line of credit. In the Company's judgment, sufficient financial resources are available to meet current working capital needs. The Company has a $150,000 revolving line of credit which expires September 5, 1998 and bears interest at Prime +1% and is secured by the Company's notes and accounts receivable. On June 30, 1998, there was $131,483 outstanding against the line of credit.

STATEMENTS EXPRESSING THE BELIEFS AND EXPECTATIONS OF MANAGEMENT REGARDING FUTURE PERFORMANCE ARE FORWARD-LOOKING AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, QUARTERLY FLUCTUATIONS IN RESULTS AND OTHER RISKS. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM MANAGEMENT'S EXPECTATIONS.


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

(A)  Exhibit Table

27   Financial Data Schedule

(B)  Reports on Form 8-K

Form 8-K reporting ITEM 5. OTHER EVENTS was filed on June 30, 1998.


                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           1MAGE Software, Inc.
                           --------------------
                               (Registrant)
                                -----------


Date: August 14, 1998                           /s/   Mary Anne DeYoung
                                                -----------------------
                                                   Mary Anne DeYoung
                                                Chief Financial Officer



                               Exhibit Index

   Exhibit                                       Method of Filing
   -------                                  -------------------------

      27    Financial Data Schedule       Filed herewith electronically