Form 10-Q
period 1998-09-30
IMAGE SOFTWARE INC
filed 1998-11-16
CIK 723574

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from ----------- to -------------

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

                              (303) 773-1424
                              --------------
           (Registrant's telephone number, including area code)

                                    N/A
                              ---------------
           (Former name, former address and former Fiscal year,
                       if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.
Yes  x   No
   -----   -----

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class of Stock       No. Shares Outstanding            Date
        --------------       ----------------------      ----------------
            Common                 2,203,019             November 6, 1998


                               Page 1 of  12
                      Exhibit Index Begins on Page 10
                           1MAGE SOFTWARE, INC.
                                   INDEX




PART I.   FINANCIAL INFORMATION                                      Page
                                                                     ----

     Item 1    Financial Statements

          Balance Sheets -September 30, 1998, and December 31, 1997     3

          Statements of Operations -
          for three months ended Sept. 30, 1998 and Sept. 30, 1997      4

          Statements of Operations -
          for nine months ended Sept. 30, 1998 and Sept. 30, 1997       5

          Statements of Cash Flows -
          for nine months ended Sept. 30, 1998 and Sept. 30, 1997       6

          Notes to Financial Statements                                 7


     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations            8



PART II.  OTHER INFORMATION

     Items 1-5                                                         10

     Item 6    Exhibits and Reports on Form 8-K                        10





                       PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           1MAGE SOFTWARE, INC.
                              BALANCE SHEETS

                 ASSETS                    SEPTEMBER 30,    DECEMBER 31,
                                                1998            1997
------------------------------------------  ------------    ------------

CURRENT ASSETS:
     Cash and cash equivalents              $    72,737       $   256,793
     Trade accounts receivable, net             581,007           267,902
     Inventory, at lower of cost or market       91,585            93,723
     Current portion of notes receivable              -                 -
     Prepaid expenses                             3,990             7,673
                                            -----------       -----------
          TOTAL CURRENT ASSETS                  749,319           626,091
                                            -----------       -----------

     Property and equipment, net                105,335           162,410
     Deferred computer software
          development costs, net                799,663           813,625
     Other assets                                49,629            47,511
                                            -----------       -----------
          TOTAL ASSETS                      $ 1,703,946       $ 1,649,637
                                            ===========       ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------

CURRENT LIABILITIES:
     Current portion of long-term debt:
          Other                             $         -       $   150,000
          Capital lease obligations              20,065            12,186
     Trade accounts payable                     383,622           191,538
     Line of credit                             150,000           150,000
     Accrued expenses and other liabilities     189,849           229,595
                                            -----------       -----------
          TOTAL CURRENT LIABILITIES             743,536           733,319
                                            -----------       -----------

Long-term obligations:
     Capital lease obligations                    6,289             8,850
     Other                                       26,250                 -
     Related parties                            150,000                 -
                                            -----------       -----------
          TOTAL LIABILITIES                     926,075           742,169

SHAREHOLDERS' EQUITY:
     Common stock, $.004 par value -
          10,000,000 shares authorized;
          shares outstanding: 1998 -
          2,203,019; 1997 - 2,147,563             8,811             8,571
     Additional paid-in capital               6,904,247         6,845,100
     Accumulated deficit                    (6,135,187)       (5,946,203)
                                            -----------       -----------
          TOTAL SHAREHOLDERS' EQUITY            777,871           907,468
                                            -----------       -----------
          TOTAL LIABILITIES AND
               SHAREHOLDERS' EQUITY         $ 1,703,946       $ 1,649,637
                                            ===========       ===========





                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF OPERATIONS
     FOR THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                                                     THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                      1998        1997
                                                    --------    --------

REVENUE:
     System sales                                  $ 362,737   $ 134,892
     Services and annual fees                        258,631     253,718
                                                   ---------   ---------
          Total revenue                              621,368     388,610

COST OF REVENUE:
     System sales                                    221,448     110,398
     Services and annual fees                         90,961      75,337
                                                   ---------   ---------
          Total Cost of Revenue                      312,409     185,735

GROSS PROFIT:                                        308,959     202,875
     % of Revenue                                      50.0%       52.0%

OPERATING EXPENSES:
     Selling, general and administrative             252,523     365,013
                                                   ---------   ---------
          Total Operating Expenses                   252,523     365,013

INCOME (LOSS) FROM OPERATIONS                         56,436   (162,138)

OTHER INCOME (EXPENSE):
     Interest expense                                (6,245)     (9,220)
     Interest income                                   1,142       3,490
     Merger costs                                  (100,631)           -
     Other                                               122       (410)
                                                   ---------   ---------
          Total other income (expense)             (105,612)     (6,140)
                                                   ---------   ---------

INCOME (LOSS) BEFORE INCOME TAXES                   (49,176)   (168,278)

PROVISION FOR INCOME TAXES                                 -           -
                                                   ---------   ---------

NET INCOME/(LOSS)                                 $ (49,176)  $(168,278)
                                                   =========   =========

Earnings/(Loss) per Common Share                     $(0.02)      $(0.08)
                                                   =========   =========

WTD. AVG. # OF COMMON SHARES OUTSTANDING           2,202,548   2,152,374
                                                   =========   =========


                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF OPERATIONS
      FOR NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                      1998        1997
                                                    --------    --------

REVENUE:
     System sales                                 $  632,414  $  789,325
     Services and annual fees                        814,694     772,840
                                                  ----------  ----------
          Total revenue                            1,447,108   1,562,165

COST OF REVENUE:
     System sales                                    424,194     502,485
     Services and annual fees                        284,511     241,766
                                                  ----------  ----------
          Total Cost of Revenue                      708,705     744,251

GROSS PROFIT:                                        738,403     817,914
     % of Revenue                                      52%          58%

OPERATING EXPENSES:
     Selling, general and administrative             811,773   1,037,049
                                                  ----------  ----------
          Total Operating Expenses                   811,773   1,037,049

INCOME (LOSS) FROM OPERATIONS                       (73,370)   (219,135)

OTHER INCOME (EXPENSE):
     Interest expense                               (23,531)    (24,689)
     Interest income                                   3,401      10,601
     Merger costs                                  (100,631)           0
     Other costs                                         147         119
                                                  ----------  ----------
          Total other income (expense)             (120,614)    (13,969)
                                                  ----------  ----------

INCOME (LOSS) BEFORE INCOME TAXES                  (193,984)   (233,104)

PROVISION FOR INCOME TAXES                                 -           -
                                                  ----------  ----------

NET INCOME (LOSS)                                $ (193,984) $ (233,104)
                                                  ==========  ==========

EARNINGS (LOSS) PER COMMON SHARE                     $(0.09)       $(0.11)
                                                  ==========  ==========

WTD. AVG. # OF COMMON SHARES OUTSTANDING           2,162,558   2,152,374
                                                  ==========  ==========


                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF CASH FLOWS
      FOR NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                                                     NINE MONTHS ENDED
                                                         SEPT. 30,
                                                      1998        1997
                                                    --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                           $ (193,984) $ (233,104)
     Adjustments to reconcile net income
       (loss) to net cash provided by
       (used for) operating activities:
          Depreciation and amortization              256,766     306,129
          Allowance for doubtful accounts             29,900    (47,672)
          Issuance of stock for services/products          -       8,437
          Changes in operating assets
            and liabilities:
               Receivables                         (313,105)      98,447
               Inventory                             (2,138)     (9,244)
               Prepaid expenses                      (3,683)    (26,803)
               Accounts payable                      218,334      25,367
               Accrued liabilities                  (39,808)      57,310
                                                  ----------  ----------
     Net cash provided by operating activities      (47,718)     178,867

Cash Flows from Investing Activities:
     Purchase of fixed assets                        (4,391)    (16,546)
     Increase in capitalized software              (181,338)   (303,578)
     Increase in other assets                        (2,118)       8,577
                                                  ----------  ----------
     Net cash provided by (used for)
       investing activities                        (187,847)   (311,547)

Cash Flows from Financing Activities:
     Repayment of line of credit                    (60,000)   (175,000)
     Additions to line of credit                      60,000     174,999
     Repayment of long-term debt                     (7,879)     (5,262)
     Proceeds from exercise of stock options          59,388           -
                                                  ----------  ----------
     Net cash provided by (used for)
       financing activities                           51,509     (5,263)
                                                  ----------  ----------

     INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                            (184,056)   (137,943)

     Cash and cash equivalents,
       beginning of period                           256,793     266,599
                                                  ----------  ----------
     Cash and cash equivalents,
       end of period                              $   72,737  $  128,656
                                                  ==========  ==========


                           1MAGE SOFTWARE, INC.
                       NOTES TO FINANCIAL STATEMENTS

General:
-------
Management has elected to omit substantially all notes to the unaudited interim financial statements. Reference should be made to the Company's annual report on Form 10-K for the year ended December 31, 1997 as this report incorporates the notes to the Company's year-end financial statements.

Unaudited Interim Information:
-----------------------------
The unaudited interim financial statements contain all necessary adjustments (consisting of only normal recurring adjustments) which, in the opinion of Management, are necessary for a fair statement of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of those expected for the year.

Revenue Recognition:
-------------------
Revenue from the sale of software licenses, computer equipment and existing application software packages is recognized when the software and computer equipment are shipped to the customer, remaining vendor obligations are insignificant, there are no significant uncertainties about customer acceptance and collectibility is probable. Revenue from related services, including installation and software modifications, is recognized upon performance of services.

Income Taxes:
------------
Income Taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of depreciation, capitalized software development cost and allowance for doubtful accounts for financial and income tax reporting. The Company currently has substantial net operating loss, research credit and investment tax credit carry forwards.

Income/Loss per Share:
---------------------
Income (Loss) per share is computed by dividing net income (loss) by the weighted average number of common and equivalent shares. Common stock equivalents were not included in the weighted average number of shares outstanding for loss periods as their effect was anti-dilutive. Fully diluted earnings per share are either anti-dilutive or not materially different from primary earnings per share.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for three months ended September 30, 1998 versus
-----------------------------------------------------------------------
three months ended September 30, 1997
-------------------------------------
1MAGE Software, Inc.'s (the "Company") revenue for the third quarter of 1998 increased 60% to $621,368, compared to $388,610 for the third quarter of 1997. Quarterly revenue from system sales increased 169% year over year. The Company reported third quarter 1998 operating income of $56,436 compared to a loss from operations in third quarter 1997 of ($162,138). The Company, however, reported a net loss for the third quarter of 1998 of ($49,176) or ($.02) per share due to merger-related charges of $100,631. This compares to a net loss for the third quarter of 1997 of ($168,278) or ($.08) per share. In addition, selling, general and administrative ("SG&A") expenses of $252,523 for the three months ended September 30, 1998 were 31% lower than expenses for the same quarter in 1997, as management continued to trim costs across the board.

Results of Operations for nine months ended September 30, 1998 versus
---------------------------------------------------------------------
nine months ended September 30, 1997
------------------------------------
1MAGE Software, Inc.'s revenue of $1,447,108 for the nine months ended September 30, 1998 was 7% lower than $1,562,165 reported for the same period a year ago. This decrease was the result of a 58% downturn in low margin hardware sales, which the Company is no longer emphasizing. Other components of revenue increased by 6% for the comparable nine month periods. Recurring annual software license fees accounted for $564,763 (39% of total revenue) compared to $556,901 (37% of total revenue) for the same period in 1997. Loss from operations for the nine months ended September 30, 1998, was ($73,370) compared to an operating loss for the first nine months of 1997 of ($219,135). For the first nine months of 1998 the Company posted a net loss of ($193,984) versus net loss of ($233,104) for the same period in 1997. Loss per share for the nine months ended September 30, 1998 was ($.09) compared with a loss per share
of ($.11) for the nine months ended September 30, 1997.   SG&A expenses of
$811,773 were 22% lower than those incurred in the same period in 1997, as management continued to trim costs across the board.

Liquidity and Capital Resources
-------------------------------
As of September 30, 1998, cash on hand decreased to $72,737 from $256,793 at December 31, 1997. For the same time period, however, accounts receivable increased $313,105. Collections from receivables generated cash of $390,535 during the month of October, 1998. Cash on hand at October 31, 1998 was $275,510. Additions to capitalized software used cash of $181,338 as research and development costs were incurred to port the imaging system to the Windows NT platform.

The Company's financial resources include cash on hand, revenues from operations, and management of funds available on its revolving line of credit. In the Company's judgment, sufficient financial resources are available to meet current working capital needs. The Company has a $150,000 revolving line of credit which bears interest at Prime +1% and is secured by the Company's notes and accounts receivable. On September 30, 1998, the line of credit was being fully utilized.

Year 2000 Issues
----------------

The Company has given serious attention to the potential problems that could arise when the year 2000 arrives. Information technology assessment is approximately 95% complete. The Company currently expects to have all assessments and testing completed by the end of June, 1999.

The Company has acquired most of its computers and software in the past three years. Accordingly, most of these products have incorporated Year 2000 compliant technology. The Company's business application software has been certified Year 2000 compliant, provided that a current release is installed. The Company is currently operating under this specified release. The Company has begun to upgrade all PC software to the Windows 98 and Windows NT 4 operating system which, according to Microsoft, are Year 2000 compliant. This project is expected to be complete by September, 1999. The Company's document imaging software (which the Company uses as well as markets), has been certified for the Year 2000, provided release 5.0 or above is installed. The Company, as well as the Company's largest business partner, have tested the software extensively and found it to be Year 2000 compliant.

Due to the fact that the Company's hardware and software is relatively new, the costs of Year 2000 issues have not been material. No special expenditures have been required.


Forward Looking Statements
--------------------------
Some of the statements made herein which are not historical facts may be considered "forward looking statements." All forward looking statements are, of course, subject to varying levels of uncertainty. In particular, statements which suggest or predict future events or state the Company's expectations or assumptions as to future events may prove to be partially or entirely inaccurate, depending on any of a variety of factors, such as adverse economic conditions, new technological developments, competitive pressures, changes in the management, personnel, financial condition or business objectives of one or more of the Company's customers, increased governmental regulation or other actions affecting the Company or its customers as well as other factors.


                        PART II: OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS                                 Inapplicable

ITEM 2.   CHANGES IN SECURITIES                             Inapplicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                   Inapplicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On behalf of the Board of Directors, in a proxy statement dated September 30, 1998, the Company solicited the Company's shareholders to approve five proposals in connection with a merger agreement between the Company and SupraLife International at a special shareholders meeting to be held on October 30, 1998. On October 13, 1998, the Company issued a press release which announced that the Company and SupraLife International had agreed to terminate the merger agreement signed by both parties in July 1998, and that it had cancelled the special meeting of shareholders. On October 30 the proxies solicited for the meeting were used to establish a quorum but, as directed by the Company's Board of Directors, no vote was taken on any of the proposals.


ITEM 5.   OTHER INFORMATION                                 Inapplicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(A)  Exhibit Table

27   Financial Data Schedule

(B)  Reports on Form 8-K

Form 8-K reporting ITEM 5. OTHER EVENTS was filed on September 3, 1998. Form 8-K reporting ITEM 5. OTHER EVENTS was filed on October 19, 1998.


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


                           1MAGE Software, Inc.
                           --------------------
                               (Registrant)
                               ------------


Date:  November 13, 1998                         /s/   Mary Anne DeYoung
                                                       Mary Anne DeYoung
                                                 Chief Financial Officer



                               Exhibit Index

Exhibit                                                Method of Filing

   27                                             Financial Data Schedule
                                                  Filed herewith
                                                  electronically