Form 10-K405
period 1998-12-31
IMAGE SOFTWARE INC
filed 1999-04-01
CIK 723574

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended 12/31/98
                                    OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from --------------- to ---------------.

                           1MAGE SOFTWARE, INC.
                           --------------------
           (Exact name of Registrant as specific in its charter)

                                  0-12535
                          -----------------------
                         (Commission File Number)


           Colorado                               84-0866294
-----------------------------       -------------------------------------
   (State of Incorporation)        (IRS Employer Identification Numbers)

    6025 S. Quebec Street
           Ste. 300
      Englewood CO 80111                        (303) 694-9180
------------------------------       ------------------------------------
    (Address of principal              (Registrant's telephone number,
      executive offices)                     including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

             NONE                                    NONE
------------------------------------   --------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy statements or
any amendment of this Form 10-K.    X
                    ---

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 12, 1999: $1,835,765.

As of March 12, 1999, there were 2,233,019 shares of the Registrant's common stock outstanding.

                             TABLE OF CONTENTS
                             -----------------

PART I
------

1.   Business                                                            3

2.   Properties                                                          8

3.   Legal Proceedings                                                   8

4.   Submission of Matters to a Vote of Security Holders                 8


PART II
-------

5.   Market for Registrant's Common Equity and Related Stockholders
Matters                                                                  9

6.   Selected Financial Data                                            10

7.   Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                   11

8.   Financial Statements and Supplementary Data                        13

9.   Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure                                                    34

PART III
--------

10.  Directors and Executive Officers of the Registrant                 35

11.  Executive Compensation                                             36

12.  Security Ownership of Certain Beneficial Owners and Management     38

13.  Certain Relationships and Related Transactions                     39

PART IV
-------

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    39

                                  PART I
                                  ------

ITEM 1.   BUSINESS

INTRODUCTION

1MAGE Software, Inc., (the "Company") develops and markets a software product called 1MAGE(R), a UNIX and Windows NT(TM)-based electronic document image management and retrieval system. Electronic imaging systems like 1MAGE(R) allow any paper document to be converted to electronic form for magnetic storage. Magnetic storage drastically reduces the physical space needed for paper-based filing systems and offers computer access to handwritten or non-computer generated documents within seconds, a dramatic improvement over traditional paper filing systems. The software has the ability to file, route, track, archive and manage the flow of incoming and outgoing documents throughout an organization. Using an open, client/server architecture design, 1MAGE(R) provides a comprehensive solution for scanning, indexing, storing and retrieving document images so that these may be viewed, printed and faxed.

During 1998, the Company concentrated its efforts on selling production document imaging software to its niche market, the MultiValue Relational Data Base Management Systems ("RDBMS") market. Today's workplace is dramatically changing with the advent of affordable electronic document imaging. The Company has continued to make progress toward its goal of establishing a Value Added Reseller ("VAR") network for its imaging software. The Company seeks to partner with VARs or software developers who provide software to their targeted vertical markets.

IMAGING SOFTWARE MARKET

     The Company targets its market through VARs, systems integrators, and other companies which market complementary software or other products. 1MAGE(R) software has an established presence in a multitude of industries, including manufacturing, health care, oil and gas, government, public safety, retail distribution, and transportation. In addition to direct sales, the Company has contracts in place with VARs for local government, manufacturing, retail automobile dealerships, health care, oil and gas, and is actively seeking to expand its independent sales network.

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

1MAGE(R) DOCUMENT MANAGEMENT - 1MAGE(R) is a powerful electronic image management system created for UNIX and Windows NT(TM)-based Multi-Value RDBMS computer systems. It provides a comprehensive solution for the scanning, indexing, storage and retrieval of images and is designed to file, route, track, archive, and manage an organization's incoming and outgoing documents.

Add-on modules to 1MAGE(R) include the following:
*    1SCAN for scanning and pre-indexing
*    1FAX for inbound and outbound fax and cover sheet management
*    1COLD for Computer Output to Laser Disk (character data) management
*    1FORM for business form template administration
*    1RENDITION for merging spooled data with images
* 1WORKFLOW for electronically moving a document from one task to another
*    1BAR for automatic indexing and data capture via bar code recognition
* 1OCR for automatic indexing and data capture via optical character recognition
* 1OMR for automatic indexing and data capture via optical mark recognition
*    Win Client and WinQ for Windows 95, 98 and NT desktop clients

The 1MAGE(R) product line is in a stable, yet growth-oriented, development stage. Supporting the Company's product line is open systems technology.

This product technology consists of the following:
* Open Systems compliant with UNIX Operating Systems, Windows NT(TM), CCITT Group 4 Compression, TIFF, JPEG, PCX, PCL, or HPGL file formats. The server software (1MAGE(R)) operates on UNIX and Windows NT(TM) servers; supporting clients include Microsoft Windows(R) and Windows NT(TM) workstations.
* Device connectivity via Ethernet or token ring networks using TCP/IP communication protocol.
* Compatibility with SCO Unix, IBM AIX, HP-UX, DG-UX, and Intel-based Windows NT(TM).
* Recognition technology and scanning tasks run on Microsoft Windows(R) 95, 98, or NT.
* UniVerse(TM) and Unidata MultiValue Relational database software from Ardent Software, Inc.

     1MAGE(R) includes several distinguishing features: the ability to use many different type workstations or terminals, the ability to quickly and easily integrate with the existing MultiValue RDBMS and IBM AS/400 business application software using application program interfaces (APIs), and the ability to handle the needs of companies of all sizes economically. Through the use of the UNIX and Windows NT(TM) operating system and open systems technology, the Company can offer an imaging solution to its customers at a very reasonable cost.

     During 1998, sales of 1MAGE(R) software licenses (excluding annual license fees) accounted for 40% of total revenue; in 1997, revenue from sales of software licenses accounted for 26% of total revenue. 1MAGE(R) utilizes the popular UNIX and Windows NT(TM) operating systems and Ardent Software, Inc.'s uniVerse(TM) and Unidata's relational database software. The Company utilizes open systems technology, making its software transportable to numerous hardware products from varying manufacturers. Because of the number of manufacturers using the UNIX and Windows NT(TM) operating systems and the MultiValue RDBMS, customers are rarely restricted in their choice of hardware manufacturers.

     The Company also markets peripheral products such as scanners and jukeboxes, although this aspect of the Company's business has been de-emphasized in recent years. Because computer hardware and peripheral products are purchased as needed to fill customer orders, no sizable inventory is maintained. Hardware and peripheral products are generally shipped directly from the manufacturer to the customer. The Company purchases computer and peripheral products at discounts which range from 10% to 40% of the manufacturer's list price, depending on the manufacturer and the volume of products sold, and retains a portion of that discount as profit. In 1998, revenue from hardware sales accounted for $191,778 (8%) of the Company's total revenue, as compared to $327,325 (18%) of total revenue for 1997.

SERVICES AND ANNUAL FEES

     The Company licenses its 1MAGE(R) software to its customers and charges an annual license fee which must be paid to continue receiving support for the use of the software. During 1998 and 1997, annual license fees accounted for $771,044 and $749,526, respectively, of the Company's net sales. Annual software license fee revenue for 1998 was up 3% over 1997 levels. The Company believes recurring annual license fees from new and existing customers will contribute to the long-term stability of the Company. The Company also provides installation services and technical support to its customers. Technical support includes training, consulting services and other ongoing support. For the years ended December 31, 1998 and 1997, the revenues from these services accounted for $320,543 and $258,512, or 15% and 14%, respectively, of the Company's net sales. The Company does not provide service for hardware; rather, service for computer hardware sold by the Company is provided directly by the manufacturer.

MARKETING AND DISTRIBUTION

     The Company has signed VAR agreements with six resellers. Under the reseller program, the Company provides its imaging product (1MAGE(R)) to independent software integrators (resellers), who in turn market 1MAGE(R) products to each of their individual markets. The Company's overall marketing objective is to support the current resellers and to continue to enroll new software integrators in the reseller program. The Company provides training aids, user instruction manuals and other documentation, and a newsletter to keep its resellers, as well as prospective resellers and customers, informed of new product applications and developments.

     In addition, the Company markets 1MAGE(R) through its direct sales force. The Company's current direct sales efforts are focused on entities that utilize the MultiValue RDBMS software. Its general strategy is to
(1) help its customers define the goals for their system, (2) provide the means of achieving those goals through its document management software and appropriately configured computer hardware, and (3) help assure the ongoing success of this collaborative process by providing continuing support, including on-site personnel training and classroom educational programs.

CUSTOMERS

     The Company sells its 1MAGE(R software to businesses in a wide variety of industries and markets, facilitated through the use of VARs.

     During the years 1998 and 1997, the Company generated 28% and 12%, respectively, of its revenue from one customer, Reynolds & Reynolds ("Reynolds"). Reynolds is a Fortune 500 company headquartered in Dayton, Ohio. In May, 1994, the Company signed a software license agreement with Reynolds for the exclusive right to sublicense certain modules of 1MAGE(R) (without payment of further license fees to the Company) to businesses primarily engaged in retail sales of new or used automobiles, trucks, or tractors. In 1994, the Company signed an engineering and maintenance agreement with Reynolds for the purpose of developing and providing new products, enhancements, maintenance, consulting, and programming services on an ongoing basis. License fees are paid to the Company for certain modules and features subsequently available in new releases of 1MAGE(R). These features include the Company's WinClient and WinQ products. Management believes that the loss of this customer would have a significantly adverse impact on the Company. Management does not believe that there is a substantial risk of any such loss in the foreseeable future.

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

     The Company markets IBM equipment under an "Industry Remarketer Affiliate" agreement with KeyLink Systems (Dallas, Texas), which allows for volume discounts on IBM products. This agreement was signed in 1999 and runs for two years. The Company has an Independent Software Vendor
(ISV) agreement directly with Hewlett-Packard Company (HP) for remarketing its software on HP platforms. The current dealer agreement with Ardent Software, Inc. to remarket their proprietary database software runs through May 15, 1999.

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

COMPETITION

     The Company experiences competition in its business from competitors who target one or more of the same markets or market segments as the Company. Software and systems that perform many of the same functions as the Company's systems and software are readily available from a number of competitors of the Company, some of which are larger and have greater financial, technical, marketing and other resources than the Company. The Company believes that the principal factors affecting a prospective customer's choice of a system are the database it uses, performance, service and price. The Company believes that usage of the popular UNIX based operating system and the MultiValue RDBMS has strengthened the Company's competitive position by making the Company's software compatible with more types of hardware and MultiValue application software offered by MultiValue software developers and system integrators. The Company further believes that its principal advantage over its competitors is the Company's utilization of a UNIX and Windows NT(TM) based open systems architecture and the MultiValue RDBMS which can be offered at lower prices.

LIMITED MARKETS

     The reseller program targets complementary markets and allows the Company to draw from a variety of industries with respect to its imaging software products. As noted above, the Company's strategy has been to expand the domestic and international markets for its imaging software by engaging VARs for various industries and markets.

     The Company's experience has been that economic downturns or increased competitive pressures in its niche markets sometimes result in reduction or deferral of capital expenditures by potential customers. While such adverse conditions can sometimes lead to opportunities as potential customers downsize to smaller, more cost-efficient computer systems or replace custom designed systems that require higher levels of support and maintenance, the Company believes that a strong national economy is important to the success of its sales efforts.

PRODUCT DEVELOPMENT

     The computer industry is characterized by rapid technological changes in both software and hardware. In order to maintain the usefulness of its products and their compatibility with future hardware and software, the Company must continually modify and enhance its products. The Company capitalizes software development costs once technological feasibility is established. During 1998 and 1997, the Company spent $295,267 and $329,094, respectively, for computer software development.

EMPLOYEES

     As of March 12, 1999, the Company employed nineteen (19) persons, sixteen (16) of whom serve on a full-time basis and three (3) on a part-time basis. Responsibilities are divided as follows: six persons in sales and marketing, nine in technical support and programming functions, and four in administrative positions.

     Because the competition for skilled employees in the computer industry is intense, the Company provides incentive compensation packages to many of its employees, including its executive officers. The Company's chief executive officer, David R. DeYoung, receives a quarterly bonus equal to 5% of the Company's pretax profits. (See "Executive Compensation") The Company's chief financial officer receives a quarterly bonus equal to 4% of the Company's pretax profits. Sales personnel receive a commission based upon sales. The Company believes that these incentive programs are important in attracting and retaining skilled personnel. The future success of the Company will depend in large part upon the quality of its employees and the efforts they expend on behalf of the Company .

     None of the Company's employees are represented by a labor union, and the Company has experienced no work stoppage. The Company believes that its employee relations are good.

ITEM 2.   PROPERTIES

     The Company's executive offices consist of approximately 4,181 square feet at Plaza Quebec, 6025 South Quebec Street, Suite 300, Englewood, Colorado, 80111 and are occupied pursuant to a sublease agreement between the Company and Communications World International, Inc. with monthly rental payments of $6,794. The term of the sublease commenced February 1, 1999 and will terminate on July 31, 2003. The landlord is responsible for payment of property taxes, utilities, janitorial services, repairs, and maintenance. The Company believes that its facilities and equipment are in good condition and satisfactory for their present uses.

ITEM 3.   LEGAL PROCEEDINGS

     There were no material pending legal proceedings to which the Company was a party.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the Company's calendar year ended December 31, 1998.

                                  PART II
                                  -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

MARKET INFORMATION

     The Company's Common Stock is quoted in the OTC Bulletin Board under the symbol ISOL. Prior to October 16, 1998, the Company's common stock was quoted in the NASDAQ Small Cap System. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share for the Common Stock as reported on NASDAQ or the OTC Bulletin Board.

     1997                                          High           Low
                                                   ----            ---
          First Quarter                           $1.31          $0.75
          Second Quarter                           1.19           0.63
          Third Quarter                            1.81           0.75
          Fourth Quarter                           1.56           0.50

     1998                                          High           Low
                                                   ----            ---
          First Quarter                           $0.63          $0.25
          Second Quarter                           2.31           0.28
          Third Quarter                            3.13           0.81
          Fourth Quarter                           1.91           0.34

     These quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     On March 12, 1999, the closing bid price per share for the Common Stock was $1.03 as reported on OTC:BB. On this same date, there were approximately 916 holders of record of the Common Stock.

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

CONSOLIDATED STATEMENTS OF OPERATIONS    YEARS ENDED DECEMBER 31,


IN THOUSANDS, EXCEPT FOR PER
SHARE DATA:                        1998    1997     1996   1995    1994
                                  ------  ------   ------ -----   -----

Net Sales                         $2,151  $1,809   $2,005 $2,908  $4,663
Cost of Sales                        935     918      905  2,149   2,114
Gross Profit                       1,216     891    1,100    759   2,519
Selling, General &
   Administrative Expenses         1,097   1,363    1,280  1,959   1,840
Income (Loss) before Income Taxes      5   (479)     (91)(1,328)     636
Net Income (Loss)                 $    2 $ (484)  $  (96)$(1,320)  $ 594
Net Income (Loss) Per Share       $ 0.00 $(0.23)  $(0.05)$(0.69)   $0.33
Weighted Average Number of
Outstanding Shares                 2,173   2,146    2,055  1,912   1,778

CONSOLIDATED BALANCE SHEETS              YEARS ENDED DECEMBER 31,

IN THOUSANDS:                      1998    1997     1996   1995    1994
                                  ------  ------   ------ -----   -----
Working Capital                   $  196   $  43   $  165  $ 398  $1,380
Total Assets                       1,710   1,602    1,980  1,972   3,553
Long-term Obligations                154     159        8    171      33
Total Stockholders' Equity           922     860    1,200  1,296   2,469


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997.

The Company's net sales of $2,151,451 for the year ended December 31, 1998 were $343,000 (19%) higher than $1,808,791 reported for the same period a year earlier, primarily due to a $394,000 increase in software sales. Software sales to resellers increased $170,000 (141%) over the year earlier, while software sales to end-users increased $224,000 (64%) over 1997. Total revenue from resellers comprised 34% of total revenue for 1998, compared to 22% of total revenue in 1997. Gross profit increased $326,000 (37%) as a result of greater revenue from software sales in 1998. Revenue from services and annual fees of $1,092,000 was $5,000 lower than total selling, general & administrative ("SG&A") expenses of $1,097,000 in 1998. By contrast, the Company was $355,000 short of matching these revenue and expense categories in 1997. It remains an important goal for the Company to have all SG&A expense covered by services and recurring annual fees so that the net effective margin on revenue from software sales can be very high. The Company was $355,000 short of matching these revenue and expense categories in 1997. Hardware revenue comprised 8% of total revenue for the current year versus 18% of total revenue for the year earlier. SG&A expenses were down $267,000 (20%) for the twelve months ended December 31, 1998, due to cuts across the board. This decrease would have been even greater, and the Company's profitability enhanced, was it not for a one-time charge of $85,277 in connection with a canceled merger transaction. Income from operations in 1998 was $120,045, as compared to a net loss from operations of ($472,490)--an improvement of $592,000. Net earnings of $2,380 or $.00 per share were reported for the year ended December 31, 1998, versus a net loss of ($484,083) or ($.23) per share for the same period in 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

The Company's net sales of $1,808,791 for the year ended December 31, 1997 were $196,033 (10%) lower than $2,004,825 reported for the same period a year earlier, primarily due to a $246,156 decrease in software sales made through resellers. Software sales to end-users increased by $42,825 (14%) over the earlier year. Revenue from resellers comprised 26% of total revenue for 1997, compared to 37% of total revenue in 1996. Revenue from system sales and software licenses constituted 44% and 49% of total revenues in 1997 and 1996, respectively. Service and recurring annual fees made up 56% and 51% of total revenues, respectively, in 1997 and 1996. Sales made through resellers reflect reseller mark down, and are therefore shown in discounted (net) dollars. Revenue contribution from maintenance/annual license fees was $749,525 or 41% of total revenue for the year ended December 31, 1997 as compared to $713,912 or 37% of total revenue for the year ended December 31, 1996.

Gross profit reported on 1997 revenue equals 49% of total revenue (or $890,803), as compared to 55% of total revenue (or $1,099,721) for 1996, due in part to higher software amortization charges in 1997. Hardware revenue comprised 17% of total revenue for the current year versus 16% of total revenue for the year earlier. Selling, general and administrative expenses were up $83,161 (6%) for the twelve months ended December 31, 1997, due to increases in bad debt expense, depreciation and investor relations of $95,681. Other income in 1996 resulting from the recovery of a bad debt accounted for a year over year difference of $110,338. Net loss and loss per share for the year ended December 31, 1997 were $(484,083) and $(.23) as compared to $(96,160) and $(.05) for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased $27,122 during the twelve months ended December 31, 1998, primarily due to net cash used for investing activities. Cash used for capitalized software costs--primarily for development of the new release of 1MAGE(R) and for the creation of a Windows NT(TM) version of 1MAGE(R) software, totaled $295,267 for the year ended December 31,1998. The Company had working capital of $195,598 on December 31, 1998.

     The Company's internal sources of liquidity are revenues from operations and cash on hand. The Company receives most of its revenues for software licenses and system sales upon installation and does not maintain inventory balances. As of February 19, 1999, the Company has a $200,000 revolving line of credit. The loan is collateralized by all accounts and general intangibles of the Company. Borrowings outstanding under the line of credit at March 12, 1999 were $76,238.

     The Company has no material commitments for capital expenditures for 1999.

     Management believes that inflation has not had a material impact on its results of operations to date.

2000 ISSUES
-----------

     The Company has given serious attention to the potential problems that could arise when the year 2000 arrives. Information technology assessment is approximately 95% complete. The Company currently expects to have all assessments and testing completed by the end of June, 1999.

The Company has acquired most of its computers and software in the past three years. Accordingly, most of these products have incorporated Year 2000 compliant technology. The Company's business application software has been certified Year 2000 compliant, provided that a current release is installed. The Company is currently operating under this specified release. The Company has begun to upgrade all PC software to the Windows 98 and Windows NT 4 operating systems, which according to Microsoft, are Year 2000 compliant. This project is expected to be complete by September 30, 1999. The Company's document imaging software (which the Company uses as well as markets), has been certified for the Year 2000, provided release 5.0 or above is installed. The Company, as well as the Company's largest business partner, have tested the software extensively and found it to be Year 2000 compliant.

Due to the fact that the Company's hardware and software is relatively new, the costs of Year 2000 issues have not been material. No special expenditures have been required.

Forward Looking Statements
--------------------------

Some of the statements made herein are not historical facts and may be considered "forward looking statements." All forward looking statements are, of course, subject to varying levels of uncertainty. In particular, statements which suggest or predict future events or state the Company's expectations or assumptions as to future events may prove to be partially or entirely inaccurate, depending on any of a variety of factors, such as adverse economic conditions, new technological developments, competitive developments, competitive pressures, changes in the management, personnel, financial condition or business objectives of one or more of the Company's customers, increased governmental regulation or other actions affecting the Company or its customers as well as other factors.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1MAGE SOFTWARE, INC.
--------------------

INDEX TO FINANCIAL STATEMENTS
-----------------------------


                                                                     PAGE
                                                                     ----

INDEPENDENT AUDITORS' REPORT                                           14

BALANCE SHEETS - December 31, 1998 and 1997                            16

STATEMENTS OF OPERATIONS - For the Years Ended
   December 31, 1998, 1997 and 1996                                    17

STATEMENTS OF SHAREHOLDERS' EQUITY - From January 1, 1996 through
   December 31, 1998                                                   18

STATEMENTS OF CASH FLOWS - For the Years Ended December 31, 1998,
   1997 and 1996                                                       19

NOTES TO FINANCIAL STATEMENTS                                          21

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION              32

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS                      34


                       INDEPENDENT AUDITORS' REPORT
                       -----------------------------

To the Board of Directors and Stockholders of 1MAGE Software, Inc.
Englewood, Colorado


We have audited the accompanying balance sheet of 1MAGE Software, Inc. as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1MAGE Software, Inc as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 11 to the financial statements, certain errors resulting in an understatement of the net loss and accumulated deficit as of December 31, 1997 were discovered during 1998. Accordingly, an adjustment has been made to net loss and accumulated deficit as of December 31, 1997 to correct the error.

/s/ Cribari & Gustafson, LLP
----------------------------

Cribari & Gustafson, LLP.


Denver, Colorado
February 22, 1999


                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------



To the Board of Directors and Stockholders of 1MAGE Software, Inc.
Englewood, Colorado


We have audited the accompanying statements of operations, shareholders' equity, and cash flows of 1MAGE Software, Inc. for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the statements of operations, shareholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of 1MAGE Software, Inc. for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 11 to the financial statements, certain errors resulting in an understatement of the net loss and accumulated deficit as of December 31, 1996 were discovered during 1998. Accordingly, an adjustment has been made to net loss and accumulated deficit as of December 31, 1996 to correct the error.

/s/ KARSH & COMPANY, P.C.
-------------------------

KARSH & COMPANY, P.C.


Denver, Colorado
February 11, 1997
 (Except for Note 11, as to which the date is March 28, 1999)

1MAGE SOFTWARE, INC.
BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
---------------------------------------------------------------------



ASSETS                                        1998           1997
                                          ------------    ----------

CURRENT ASSETS:
   Cash and cash equivalents               $    204,671  $   231,793
   Certificate of deposit                        25,000       25,000
   Receivables:
      Trade (less allowance:  1998,
         $15,000; 1997, $20,000)                526,684      240,085
      Related parties                             7,141       27,817
   Inventory                                     55,804       93,723
   Prepaid expenses and other current assets      9,721        7,673
                                           -----------     ---------
      Total current assets                      829,021      626,091
PROPERTY AND EQUIPMENT, at cost, net             93,831      162,410
OTHER ASSETS:
   Software development costs, net              786,572      813,625
   Other                                            100           --
                                           -----------     ---------
TOTAL ASSETS                               $  1,709,524  $ 1,602,126
                                           ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                          $    150,000  $   150,000
   Current portion of capital
      lease obligations                           4,610       12,186
   Accounts payable                             292,883      191,538
   Accrued liabilities                          185,928      229,595
                                           -----------    ----------
      Total current liabilities                 633,421      583,319
LONG-TERM OBLIGATIONS:
   Convertible notes payable to
      related parties                           150,000      150,000
   Capital lease obligations                      4,379        8,850
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY:
   Common stock, $.004 par value -
      10,000,000 shares authorized;
      shares outstanding: 1998 -
      2,203,019; 1997 - 2,147,845                 8,811        8,571
   Additional paid-in capital                 6,904,247    6,845,100
   Accumulated deficit                      (5,991,334)  (5,993,714)
                                           -----------     ---------
      Total shareholders' equity                921,724      859,957
                                           -----------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $  1,709,524  $ 1,602,126
                                           ===========    ==========

See notes to financial statements.



1MAGE SOFTWARE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                  1998          1997         1996
                               ----------    ----------   ---------
REVENUE:

   System sales and software
      licenses                $1,059,864   $    800,754  $   989,572
   Services and annual fees    1,091,587      1,008,037    1,015,253
                              ----------    -----------  -----------
      Total revenue            2,151,451      1,808,791    2,004,825
                              ----------    -----------   ----------
COST OF REVENUE:
   System sales and software
      licenses                   608,895        603,781      514,595
   Services and annual fees      325,963        314,207      390,509
                              ----------    -----------   ----------
      Total cost of revenue      934,858        917,988      905,104
                              ----------    -----------   ----------
GROSS PROFIT                   1,216,593        890,803    1,099,721
                              ----------    -----------   ----------

OPERATING EXPENSES:
   Selling, general and
      administrative           1,096,548      1,363,293    1,280,132
                              ----------    -----------   ----------

INCOME/(LOSS) FROM OPERATIONS    120,045      (472,490)    (180,411)
                              ----------    -----------   ----------

OTHER INCOME (EXPENSE):
   Interest income                 5,724         24,742       18,782
   Other                         (1,566)          1,896       98,295
   Interest expense             (34,046)       (33,231)     (27,826)
   Canceled merger costs        (85,277)              -            -
                              ----------    -----------   ----------
      Total other income
         (expense)             (115,165)        (6,593)       89,251
                              ----------    -----------   ----------

INCOME LOSS BEFORE
   INCOME TAXES                    4,880      (479,083)     (91,160)
PROVISION FOR INCOME TAXES       (2,500)        (5,000)      (5,000)
                              ----------    -----------   ----------
NET INCOME/(LOSS)             $    2,380   $  (484,083)  $  (96,160)
                              ==========    ===========   ==========

INCOME/(LOSS PER
   COMMON SHARE               $    0.00    $     (0.23)  $     (0.05)
                              ==========    ===========   ==========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING          2,172,932      2,146,331    2,054,632
                              ==========    ===========   ==========

See notes to financial statements.


1MAGE SOFTWARE, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
---------------------------------------------------------------------

                                       COMMON STOCK      ADDITIONAL
                                      -------------       PAID-IN
                                     SHARES     AMOUNT    CAPITAL
                                     ------     ------   ----------

BALANCES, January 1, 1996        1,936,859      7,748     6,619,758

   Accrued liabilities
      converted to common stock      1,867          7         1,860
   Issuance of common stock for
      inventory and services        62,087        248        82,752
   Sale of common stock            150,000        600       149,400
   Cancellation of common stock
      related to employee
      termination                  (3,250)       (13)       (3,237)
   Net loss                             --         --            --
                                 ---------    -------     ---------
BALANCES, December 31, 1996      2,147,563      8,590     6,850,533

   Cancellation of common stock
      related to employee
      termination                 (10,000)       (40)      (11,210)
   Exercise of incentive
      common stock options           4,811         19         5,382
   Payment of note received
      for common stock                  --         --            --
   Issuance of common stock
      for services                     471          2           395
   Net loss                             --         --            --
                                 ---------    -------     ----------
BALANCES, December 31, 1997      2,142,845      8,571     6,845,100

   Exercise of incentive
      stock options                 60,174        240        59,147
   Net income                           --         --            --
                                 ---------    -------     ----------
BALANCES, December 31, 1998      2,203,019    $ 8,811     $6,904,247
                                 =========    =======     ==========

See notes to financial statements.




1MAGE SOFTWARE, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                   NOTES         ACCUM.
                                 RECEIVABLE     DEFICIT       TOTAL
                                 ----------     -------       ------

BALANCES, January 1, 1996               --   (5,413,471)    1,214,035

   Accrued liabilities
      converted to common stock         --            --       1,867
   Issuance of common stock for
      inventory and services            --            --      83,000
   Sale of common stock          (149,400)            --         600
   Cancellation of common stock
      related to employee
      termination                       --            --     (3,250)
   Net loss                             --      (96,160)    (96,160)
                                  --------   -----------    ---------
BALANCES, December 31, 1996      (149,400)   (5,509,631)    1,200,092

   Cancellation of common stock
      related to employee
      termination                       --            --    (11,250)
   Exercise of incentive
      common stock options              --            --       5,401
   Payment of note received
      for common stock             149,400            --     149,400
   Issuance of common stock
      for services                      --            --         397
   Net loss                             --     (484,083)    (484,083)
                                 ---------   -----------    ---------
BALANCES, December 31, 1997      $      --   $(5,993,714)   $859,957

   Exercise of incentive
      stock options                     --            --      59,387
   Net income                           --         2,380       2,380
                                 ---------   ------------   ---------
BALANCES, December 31, 1998      $      --   $(5,991,334)   $921,724
                                 =========   ============   =========

See notes to financial statements.




1MAGE SOFTWARE INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
---------------------------------------------------------------------

                                 1998           1997         1996
                             ------------   ------------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings/(loss)           $    2,380     $(484,083)   $ (96,160)
Adjustments to reconcile
   earnings/(loss) to net
   cash provided by operating
   activities:
   Depreciation and amortization 398,806        408,662      295,132
   Issuance of stock for services     --            398       30,750
   Cancellation of stock issued
      for services                    --       (11,250)           --
   Gain on sale of asset              --          (117)           --
   Equity in loss of affiliate        --             --       13,939
   Changes in assets and liabilities:
      Receivables              (265,923)        272,589       28,148
      Inventory                   37,919         10,509     (57,297)
      Prepaid expenses and
         other assets            (2,048)         25,965        8,111
      Accounts payable           101,345       (33,803)        3,940
      Accrued liabilities       (43,667)        (3,134)     (18,615)
                               ---------     ----------     --------
Net cash provided by
      operating activities       203,136        185,726      207,948
                               ---------     ----------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property
   and equipment                 (7,908)        (7,856)     (24,437)
Additions to capitalized
   software                    (295,266)      (329,095)    (297,060)
Payments from notes receivable        --        149,400       15,210
Purchase of certificate
   of deposit                         --             --     (25,000)
Increase in other assets           (100)            692     (19,701)
                               ---------     ----------     --------
Net cash used for investing
      activities               (303,274)      (186,859)    (350,988)
                               ---------     ----------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to line of credit     (60,000)        176,158      438,948
Repayment of line of credit       60,000      (176,158)    (389,425)
Repayment of long-term
   obligations                  (12,047)       (14,073)     (11,336)
Proceeds from issuance of
   common stock                       --             --          600
Proceeds from exercise of
   common stock options           59,387          5,400           --
                               ---------     ----------    ---------
Net cash (used for) provided
   by financing activities        47,340        (8,673)       38,787
                               ---------     ----------     --------

DECREASE IN CASH AND CASH
   EQUIVALENTS                  (27,122)        (9,806)    (104,253)
CASH AND CASH EQUIVALENTS,
   beginning of year             231,793        241,599      345,852
                               ---------     ----------    ---------
CASH AND CASH EQUIVALENTS,
   end of year                $  204,671     $  231,793   $  241,599
                               =========     ==========    =========

See notes to financial statements.




1MAGE SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
---------------------------------------------------------------------

                                      1998        1997         1996
                                     ------      ------       ------
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:

Cash paid for interest             $ 16,204    $  18,358    $ 12,907
                                   ========     ========    ========
Income taxes paid                  $  2,500    $   5,000       5,000
                                   ========     ========    ========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Inventory reclassified to
   equipment                       $     --    $      --    $ 30,707
                                   ========     ========    ========
Accrued liabilities converted to
   common stock                    $     --    $      --    $  1,867
                                   ========     ========    ========
Common stock issued for notes
   receivable                      $     --    $      --    $149,400
                                   ========     ========    ========
Common stock issued for inventory  $     --    $      --    $ 49,000
                                   ========     ========    ========
Acquisition of property and
   equipment by assuming capital
   lease obligations               $     --    $  13,637    $     --
                                   ========     ========    ========


See notes to financial statements.

1MAGE SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996
---------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
     -----------------------------------------------------------

ORGANIZATION AND NATURE OF BUSINESS - 1MAGE Software, Inc. (the
"Company"), was incorporated in Colorado in December 1981.

The Company develops and markets a UNIX and Windows NT(TM)-based electronic document image management and retrieval system. The Company earns the majority of its revenues in the United States.

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

SOFTWARE DEVELOPMENT COSTS are capitalized when technological feasibility is established. Such costs are stated at the lower of unamortized cost or net realizable value. Amortization is computed using either the straight-line method based on estimated economic lives of the products (five years) or the ratio that current product revenues bear to the total of current and anticipated future product revenues, whichever is greater. The amounts capitalized for the years ended December 31, 1998, 1997 and 1996 were 295,266, $329,094, and $297,060 respectively. Amortization of these costs totaled $322,319, $304,835, and $216,053 respectively. The net realizable value of such capitalized costs is reviewed by management on a periodic basis, and costs in excess of net realizable value, if any, are charged to operations.

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

One customer accounted for 28% of 1998 revenues. Two different customers accounted for 42% and 15% of accounts receivable at December 31, 1998.

One customer accounted for 12% of 1998 revenues. Three different customers accounted for 20%, 17% and 11% of accounts receivable at December 31, 1997.

One customer accounted for 13% of 1996 revenues. A certain reseller accounted for 12% of revenue during 1996. Two customers accounted for 25% and 12% of accounts receivable at December 31, 1996.

EARNINGS (LOSS) PER SHARE is computed by dividing net income(loss) by the weighted average number of common and equivalent shares outstanding during the year. The potential dilution from common stock equivalents is not material. Fully diluted earnings per share are either anti-dilutive or not materially different from primary earnings per share.

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

The Company has recorded a full valuation allowance against all deferred tax assets due to the uncertainty of ultimate realizability. Accordingly, no income tax expense/benefit has been recorded for the current year losses.

ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

COMPREHENSIVE INCOME - SFAS No. 130, "Reporting Comprehensive Income," requires the display of comprehensive income, if applicable, in all financial statements with fiscal years beginning after December 15, 1997. The statement does not apply to enterprises that have no items of comprehensive income for any period presented. The Company has no items of comprehensive income and is not subject to SFAS No. 130.

RECLASSIFICATIONS - Certain items in the 1996 financial statements have been reclassified to conform with the 1997 and 1998 presentation. Such reclassifications had no effect on net income or loss.


2.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consist of the following:

                                        1998        1997
                                      --------   ---------

       Equipment                   $  710,437   $  710,766
       Furniture                       73,278       75,081
       Leasehold Improvements              --       78,169
                                   ----------   ----------
                                      783,715      864,016
       Less: Accumulated
         depreciation and
         amortization               (689,884)    (701,606)
                                   ----------   ----------
                                   $   93,831   $  162,410
                                   ==========   ==========


3.   NOTES RECEIVABLE FOR COMMON STOCK

     On May 31, 1996, the Company sold 150,000 shares of common stock for $1.00 per common share in exchange for $600 in cash and notes receivable of $149,400. The principal balances due on these notes were paid off in November 1997. Interest receivable of $21,788 and $5,804 is included in receivables - related parties at December 31, 1997 and 1996, respectively. Interest income from related parties was $15,983 and $5,804 in 1997, and 1996, respectively. The notes receivable are from the same related parties as the convertible notes payable at Note 6.

4.   ACCRUED LIABILITIES

     Accrued liabilities at December 31 consist of the following:

                                           1998          1997
                                          ------       -------

       Sales tax payable               $  36,329      $  51,958
       Accrued interest-related party     37,512         41,458
       Accounting and audit fees          23,500         27,400
       Deferred revenue                   28,314         25,781
       Accrued compensation               24,069         15,400
       Accrued customer support               --          7,000
       Other                              36,204         60,598
                                       ---------      ---------
                                       $ 185,928      $ 229,595
                                       =========      =========

5.   LINE OF CREDIT

     The Company has a $150,000 revolving bank line of credit which is due on demand and bears interest at prime plus 1% (total rate of 8.75% at December 31, 1998) and is collateralized by the Company's notes and accounts receivable and a certificate of deposit for $25,000. Total borrowings outstanding under the line of credit were $150,000 at December 31, 1998 and 1997, respectively.

     On February 19, 1999, the Company entered into a new $200,000 line of credit agreement with a bank. A portion of the proceeds was used to retire the existing $150,000 line of credit. The note bears interest at prime plus 1.5% (an initial rate at 9.25%) and is collateralized by all accounts and general intangibles of the Company. The note matures on February 24, 2000.

6.   CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

     Convertible notes payable to related parties at December 31, consist of the following:

                                           1998            1997
                                          ------         -------

          10% Notes Payable,
            due February 18, 2000      $ 100,000        $ 100,000
          10% Notes Payable,
            due February 18, 2000         50,000           50,000
                                       ---------          -------
            Total Convertible
              Notes Payable            $ 150,000        $ 150,000
                                       =========        =========

     The principal and interest are convertible into common stock at $.625 per common share. Attached to the convertible notes were options to purchase 66,668 and 53,332 common shares at an exercise price of $1.50 and $.9375, respectively. These options expired on July 31, 1996.

     Interest expense for the years ended December 31, 1998, 1997, and 1996 was $34,046, $33,231, $and 27,826, and includes amounts to related parties of $17,842, $15,000, and $15,000, respectively.

7.   SHAREHOLDERS' EQUITY

     STOCK COMPENSATION PLANS

     At December 31, 1998, the Company has three stock-based compensation plans, which are described below. The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its 1996, 1994 or 1993 Stock Option Plans. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the rates of awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                   1998        1997
                                                   ----        ----

            Net Income (Loss):
                              As reported    $    2,380  $ (475,259)
                                Pro forma    $(101,720)  $ (645,259)
        Loss per common share:
                              As reported    $    0.00   $     (0.22)
                                Pro forma    $   (0.05)  $     (0.31)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1998 and 1997:

                                            1998             1997
                                          -------          --------

              Dividend Yield                 0%              0%
              Expected Volatility           75%             75%
              Risk-Free Interest Rate      6.00%           6.00%
              Expected Lives               8.9 years       3.8 years

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are freely transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

     A summary of the 1996 Plan stock option activity follows:


                                  Outstanding  Value per
                                     Shares      Share        Total
                                  -----------  ---------      -----

     Granted                        90,000        $.84    $  75,942
                                   -------                ---------
     Balances, December 31, 1996    90,000        $.84       75,942
     Granted                       185,000    $.63 - $1.47  119,031
                                   -------                ---------
     Balances, December 31, 1997   275,000                  194,973
     Canceled                    (235,000)    $.63 - $1.25(175,003)
     Granted                       413,000    $.34 - $.78   175,948
                                   -------                ---------
     Balances, December 31, 1998   453,000                $ 195,918
                                   =======                =========

     Included in balances at December 31, 1996 and December 31, 1997 were 90,000 and 145,000 options, respectively, issued to the Chief Executive Officer and the Chief Financial Officer which were repriced to fair market value on January 15, 1998.

     At December 31, 1998, options for 453,000 shares were exercisable under the 1996 Plan. There were 547,000 shares available for future grant.

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

     Details of activity under the 1994 Plan are as follows:


  Stock Options              Outstanding  Value Per Share   Total
  -------------              -----------  ---------------   -----

  Balances, January 1, 1996       12,000    $.75 - $1.38  $  15,250
  Granted                         86,495    $.77 - $1.49     80,176
  Canceled                      (14,000)    $.75 - $1.49   (18,225)
                                --------                  ---------
  Balances, December 31, 1996     84,495    $.77 - $1.12     77,201
  Granted                        255,807    $.63 - $1.44    169,814
  Canceled                      (54,316)    $.63 - $1.19   (52,350)
  Exercised                      (4,811)   $1.06 - $1.19    (5,401)
                                --------                  ---------
  Balances, December 31, 1997    281,175                    189,264

  Granted                        200,500        $.34         68,972
  Canceled                      (50,000)    $.63 - $.88    (33,100)
  Exercised                     (10,174)    $.63 - $1.44    (9,388)
                                --------                  ---------
  Balances, December 31, 1998    421,501                  $ 215,748
                                ========                  =========

  Stock Grants                    Shares    Grant Price       Total
  ------------                    ------    -----------       -----
  Balances, January 1, 1996       65,162   $1.00 - $2.12  $ 114,350
  Granted                         10,783       $1.44         15,500
  Granted                         20,000       $1.13         22,500
  Canceled                       (3,250)       $1.00        (3,250)
                                --------                  ---------
  Balances, December 31, 1996     92,695                    149,100
  Granted                            471       $0.84            397
  Canceled                      (10,000)       $1.13       (11,250)
                                --------                  ---------
  Balances, December 31, 1997     83,166                    138,247
  Granted/Canceled                    --         --              --
                                --------                  ---------
  Balances, December 31, 1998     83,166                  $ 138,247
                                ========                  =========

     At December 31, 1998, options to purchase 170,001 shares of common stock were exercisable and 98,348 shares were available for future grant.

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

     A summary of the 1993 Plan stock option activity follows:

                             Outstanding
                                Shares    Value Per Share   Total
                             -----------  ---------------   -----

  Balances, January 1, 1996      192,713    $.97 - $2.87  $ 242,644
  Canceled                      (24,938)   $1.24 - $2.87   (53,157)
  Granted                         61,500   $.77  - $2.87     62,463
                                --------                  ---------
  Balances, December 31, 1996    229,275    $.77 - $1.37    251,950
  Granted                         16,000        $.63         10,000
                                --------                  ---------
  Balances, December 31, 1997    245,275                    261,950
  Canceled                     (236,275)    $.63 - $1.81  (254,231)
  Granted                        230,675    $.34 - $.44          100,593
                                --------                  ---------
  Balances, December 31, 1998    239,675                  $ 108,312
                                ========                  =========

     Included in balances at January 1, 1996, December 31, 1996 and December 31, 1997 were 158,175, 53,000 and 16,000 options, respectively, issued to the Chief Executive Officer and the Chief Financial Officer which were repriced to fair market value on January 15, 1998.

     At December 31, 1997, options for 236,175 shares were exercisable under the 1993 Plan. There were options for 3,500 shares available for grant.

     COMMON STOCK WARRANTS

     On January 28, 1994, the Board of Directors granted 100,000 warrants to an officer to purchase shares of common stock at an exercise price of $1.5625 per share, expiring on January 31, 1999. In January 1998, these warrants were repriced to $.44 per share and the term was extended until January 28, 2004.

     COMMON STOCK RESERVED

     Common stock reserved at December 31, 1997 was as follows:

        1996 Equity Incentive Plan             1,000,000
        1994 Stock Option and Grant Plan         319,849
        1993 Stock Option Plan                   243,175
        Warrants                                 150,000
        Convertible Notes Payable                300,000
                                               ---------
                                               2,213,044
                                               =========

8.   INCOME TAXES

     The provisions for income taxes for the years ended December 31, consist of:


        Current:                        1998      1997        1996
                                       -----     -----       -----

        Current:
            Federal                  $     --  $     --    $    --
            State                       2,500     5,000      5,000
                                     -------      -----      -----
        Total current                   2,500     5,000      5,000
                                      -------     -----      -----
        Deferred:
            Federal                        --        --         --
            State                          --        --         --
                                      -------     -----      -----
        Total deferred                      --        --         --
                                       -------     -----      -----
                                      $  2,500  $  5,000    $ 5,000
                                       =======   =======    =======

     The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:


  Amount of pretax income           1998        1997        1996
  ------------------------         -----       -----       -----

  Federal income taxes
    at statutory rate             $ 1,659     $162,888  $(32,694)
  Increase in taxes resulting
    from state income tax           2,500        5,000      5,000
  Use of net operating loss
    carry forward                (24,735)      129,560     19,790
  Permanent differences             6,177        5,049      6,510
  Other, net                      -------     --------   --------
  Provision for income taxes       $2,500       $5,000     $5,000
                                  =======     ========   ========

     The components of the net deferred tax liability recognized in the accompanying balance sheets are as follows:

                                           1998           1997
                                           ----           ----

       Deferred tax liability        $       3,000   $      2,000
       Deferred tax asset              (2,303,000)    (2,322,000)
       Valuation allowance               2,300,000      2,320,000
                                     ------------    -----------
                                     $          --   $         --
                                     ============    ===========

     The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and their approximate tax effects are as follows:


                                           1998           1997
                                           ----           ----

     Future income (deductions):
       Net operating loss            $ (2,014,000)   $(2,003,000)
       Allowance for doubtful accounts     (6,000)        (8,000)
       General business tax credits      (211,000)      (241,000)
       Depreciation                       (56,000)       (59,000)
       Capitalized software
         development costs                   2,000          2,000
       Other                              (15,000)       (11,000)
                                     ------------    -----------
                                     $ (2,300,000)   $(2,320,000)
                                     ============    ===========


     The Company has net operating loss carry forwards for federal and Colorado income tax purposes of approximately $5,163,000 and $5,135,000, respectively. General business tax credits carry forwards of approximately $211,000 are available to reduce future federal income taxes. These carry forwards expire on varying dates from 1999 through 2012.

9.   EMPLOYEE BENEFIT PLAN

     The Company has a Cash or Deferred Profit Sharing Plan ("the 401(k) Plan"). The 401(k) Plan is designed to qualify under Section 401(k) of the Internal Revenue Code and allows the Company to make discretionary contributions as determined by the Company's Board of Directors. For the years ended December 31, 1998, 1997, and 1996, the Company contributed $1,289, $1,683 and $1,410 to the 401(k) Plan.

10.  COMMITMENTS AND CONTINGENCIES

     At December 31, 1998, and 1997, equipment with a net book value of $10,362 and $18,550, net of accumulated amortization of $3,275 and $49,687, respectively, has been leased under capital leases.

     The Company leases its executive offices under a noncancelable operating lease which expires in July 2003.

     Future minimum payments for lease obligations are as follows:

                                           Capital     Operating
                                           --------   -----------

        1999                              $  5,992      $  81,530
        2000                                 4,535         81,530
        2001                                    --         81,530
        2002                                    --         81,530
        2003                                    --         47,559
                                          --------        -------
        Total minimum lease payments        10,527      $ 373,679
                                                        =========
        Amount representing interest       (1,538)
                                          --------
        Present value of minimum
          lease payments                     8,989
        Current portion                    (4,610)
                                          --------
        Long-term portion                   $4,379
                                          ========

     Equipment rent expense for the years ended December 31 totaled: 1998, $1,285; 1997, $2,400; 1996, $2,600.

     The Company has bonus agreements with certain officers which provide for quarterly bonuses of 5% and 4% of the Company's pre-tax profits. The Company expensed bonuses of $9,536, $0, and $10,532 under these agreements for the years ended December 31, 1998, 1997, and 1996, respectively.

11.  PRIOR PERIOD ADJUSTMENT

     In prior years, the Company recognized an asset for the cash value build-up in an officer's life insurance policy. The recording of this asset was subsequently determined to be an error, which resulted in both the overstatement and the understatement of previously reported other assets and operating expenses. This error was retroactively corrected in 1998, resulting in the following changes to retained earnings as of December 31, 1997 and 1996, and the related statements of operations for the years ended December 31,1997 and 1996. The effect on loss per common share is negligible.

                                            Accumulated        Net
                                              Deficit          Loss
                                            -----------       -----
          As previously reported,
            December 31, 1996              $(5,470,944)    $(89,074)
          Correction for years ended
            prior to December 31, 1996         (31,601)           --
          Removal of recorded cash value
            build-up in officers life
            insurance                           (7,086)      (7,086)
                                            -----------     --------
          As adjusted, December 31, 1996   $(5,509,631)    $(96,160)
                                            ===========     ========

          As previously reported,
            December 31, 1997              $(5,946,203)   $(475,259)
          Correction for years ended
            prior to December 31, 1997         (38,687)           --
          Removal of recorded cash value
            build-up in officers life
            insurance                           (8,824)      (8,824)
                                            -----------    ---------
          As adjusted, December 31, 1997   $(5,993,714)   $(484,083)
                                            ===========    =========

12.  FINANCIAL INSTRUMENTS

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

     The estimated fair values of the Company's financial instruments at December 31, 1998 are as follows:


     Assets
    -------                          Carrying Amount      Fair Value
                                     ---------------      ----------

    Cash and cash equivalents         $  204,671          $  204,671
    Certificate of deposit            $   25,000          $   25,000
    Receivables (including
      $7,141 from related
      parties)                        $  533,825          $  533,825

    Liabilities
    -----------

    Accounts payable                  $  292,883          $  292,833
    Line of credit                    $  150,000          $  150,000
    Convertible notes payable
      to related parties              $  150,000          $  150,000

The estimated fair values of the Company's financial instruments at December 31, 1997 are as follows:


     Assets
    -------                         Carrying Amount       Fair Value
                                    ---------------       ----------

    Cash and cash equivalents         $  231,793          $  231,793
    Certificate of deposit            $   25,000          $   25,000
    Receivables (including
      $27,817 from related
      parties)                        $  267,902          $  267,902

    Liabilities
    -----------

    Accounts payable                  $  191,538          $  191,538
    Line of credit                    $  150,000          $  150,000
    Convertible notes payable
      to related parties              $  150,000          $  150,000

13.  SEGMENT INFORMATION

     Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing their performance. The Company's chief operating decision maker is the Chief Executive Officer.

     The Company operates in one industry segment consisting of the development and marketing of electronic document image management and retrieval systems. The Company's technologies are managed as one segment because it offers similar products in similar markets and the factors determining strategic decisions are comparable for all products and markets.

     Sales to foreign markets totaled $35,000, $30,768, and $51,129 for the years ending December 31, 1998, 1997 and 1996.


                       INDEPENDENT AUDITORS' REPORT
                       ON SUPPLEMENTARY INFORMATION


To the Board of Directors and Stockholders of 1MAGE Software, Inc.
Englewood, Colorado



Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules to the financial statements referred to in the accompanying index are presented for the purposes of additional information for the years ended December 31, 1998 and 1997 and have been subjected to the auditing procedures applied in the audits of the basic financial statements. In our opinion, such information for the years ended December 31, 1998 and 1997, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Cribari & Gustafson, LLP
----------------------------
Cribari & Gustafson, LLP


Denver, Colorado
February 22, 1999


                       INDEPENDENT AUDITORS' REPORT
                       ON SUPPLEMENTARY INFORMATION



To the Board of Directors and Stockholders of 1MAGE Software, Inc.
Englewood, Colorado



Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules to the financial statements referred to in the accompanying index are presented for the purposes of additional information for the year ended December 31, 1996 and have been subjected to the auditing procedures applied in the audit of the basic financial statements. In our opinion, such information for the year ended December 31, 1996 is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ KARSH & COMPANY, P.C.
-------------------------
KARSH & COMPANY, P.C.


Denver, Colorado
February 11, 1997




1MAGE SOFTWARE, INC.

SCHEDULE VIII
VALUATION AND QUALIFYING ACCOUNTS
---------------------------------------------------------------------


                              Balance at    Additions charged to:
                              Beginning    Costs and       Other
                              of Period     Expenses      Accounts

For the Year Ended
  December 31, 1998:
  Allowance for Doubtful
    Accounts                  $ 20,000     $  41,984      $      --
For the Year Ended
  December 31, 1997:
  Allowance for Doubtful
    Accounts:                 $ 90,952     $  68,681      $      --
For the Year Ended
  December 31, 1997:
  Allowance for Doubtful
    Accounts:                 $ 96,925     $  27,606      $      --



                                                          Balance
                                                           at end
                                        Deductions       of Period

For the Year Ended
  December 31, 1998:
  Allowance for Doubtful
    Accounts                           $    46,984       $   15,000
For the Year Ended
  December 31, 1997:
  Allowance for Doubtful
    Accounts:                          $   139,633       $   20,000
For the Year Ended
  December 31, 1997:
  Allowance for Doubtful
    Accounts:                          $    33,579       $   90,952


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


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information concerning the Company's Executive Officers and Directors:


                           FIRST YEAR
                          AS EXECUTIVE
                           OFFICER OR
NAME               AGE      DIRECTOR         POSITION WITH COMPANY
----               ---    ------------       ---------------------

David R. DeYoung    54        1981           President, Chief
                                             Executive Officer and
                                             Director

Robert Wiegand III  52        1992           Secretary and
                                             Director

Mary Anne DeYoung   45        1994           Treasurer, Chief
                                             Financial Officer, Asst.
                                             Secretary and Director

Richard A. Knapp    53        1997           Director


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

ROBERT WIEGAND II - SECRETARY AND DIRECTOR
     Mr. Wiegand was elected to the Board of Directors in July 1992. Mr. Wiegand was appointed to the office of Secretary of the Company on March 1, 1994. Mr. Wiegand is presently a lawyer in private practice. From January 15, 1992 to December 26, 1992, he was Vice-President of Administration for Rose Manufacturing Co., a privately held manufacturer of safety equipment based in Englewood, Colorado. Mr. Wiegand has practiced law for 23 years, and prior to joining Rose Manufacturing, was special counsel with Pendleton & Sabian, P.C., a law firm in Denver. Mr. Wiegand graduated Phi Beta Kappa from the Tulane University of Louisiana in 1970 and went on to receive a law degree and was admitted to practice in Louisiana in 1972 and Colorado in 1977. Since 1976, Mr. Wiegand's practice has been limited to securities offerings, estate planning, business organization and tax law. In addition to membership in six bar Associations, Mr. Wiegand has been admitted to practice before the U.S. District Court (Colorado and ED-Louisiana) and before the U.S. Court of Appeals (5th Circuit).

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

     Mr. Charles E. Burns resigned as a Director on March 12, 1999.


ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the executive compensation of the Company's Chief Executive Officer for each of the Company's last three fiscal years. There were no other Executive Officers serving at the end of the last fiscal year whose compensation was greater than $100,000.

                              Annual       Long Term     All Other
                           Compensation   Compensation  Compensation
                                *              **           ***
                          -------------   ------------  ------------
                           Salary  Bonus     Awards
                           ------  -----     ------     ------------
                                           Securities
Name and Principal                         Underlying
     Position      Year     ($)     ($)    Options(#)       ($)
-----------------  ----    -----   -----  -----------   ------------

D.R. DeYoung       1998   129,820   4,817   432,375        5,772
President, CEO     1997   129,820       0    88,000        7,982
                   1996    93,188   4,520    94,000        7,244


* Mr. DeYoung did not receive additional compensation other than noted above, the aggregate amount of which was the lesser of either $50,000 or 10% of the total of his annual salary and bonus.

** For 1998, includes 337,375 stock options which were repriced to fair market value on January 15, 1998.

*** Includes insurance premiums paid by the Company for term life and disability insurance, as well as premiums paid for a key-man life insurance policy which has the death benefit assigned to the Company and the cash value of the policy intended to accrue for the benefit of Mr. DeYoung.
---------------------------------------------------------------------

OPTION GRANTS IN LAST FISCAL YEAR
     The following table sets forth the information concerning individual grants of stock options during the last fiscal year to the named Executive Officer.

                       Individual Grants
                       -----------------
                        Number      Percent
                          of        of Total    Exercise
                      Securities    Options        or
                      Underlying   Granted to     Base
                       Options    Employees in   Price    Expiration
Name                  Granted(#)  Fiscal Year  ($/Share)     Date
------------------    ----------  ------------  --------  ----------

D.R. DeYoung             95,000       25%         0.344    12/18/08
D.R. DeYoung           5,375  *        1%         0.4375   05/28/03
D.R. DeYoung         150,000  *       32%         0.4375   08/18/05
D.R. DeYoung          30,000  *        6%         0.4375   08/31/06
D.R. DeYoung          60,000  *       13%         0.4375   12/18/06
D.R. DeYoung           4,000  *        1%         0.4375   12/16/06
D.R. DeYoung           8,000  *        2%         0.4375   06/26/07
D.R. DeYoung          80,000  *       17%         0.4375   11/26/07

* Includes stock options repriced to fair market value on January 15, 1998. Percent of total options granted is a percent of total options repriced on January 15, 1998.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES
     The following table sets forth information concerning each exercise of stock options during the last fiscal year by the named Executive Officer and the fiscal year-end value of unexercised options:


                                      Number of          Value of
              Shares                  Securities       Unexercised
             Acquired                 underlying       in-the-money
                on       Value       unexercised        options at
             Exercise   Realized  options at fiscal       fiscal
   Name        (#)        ($)        year-end (#)      year-end ($)
----------   --------   --------  -----------------    ------------
                                    Exercisable/       Exercisable/
                                       unexercisable    unexercisable
                                  -----------------    ------------

D.R. DeYoung    0          $0       432,375  /  0      $40,229/  $0


EMPLOYMENT CONTRACT
     Mr. DeYoung, the Company's President and Chief Executive Officer, is employed pursuant to a three year employment contract between the Company and Mr. DeYoung, which expires on October 31, 1999. Since November 1, 1996, the compensation of Mr. DeYoung has been established under the terms of this employment contract. The contract calls for an annual base salary, in an amount determined annually by the Board of Directors, payable semimonthly, plus expenses and normal fringe benefits. Mr. DeYoung earns a bonus of 5% of the Company's pretax earnings, calculated on a quarterly basis. An annual bonus may be paid to Mr. DeYoung based on the performance of the Company and at the discretion of the Board of Directors, Mr. DeYoung's employment contract provides that should his employment be terminated for any reason other than for cause, he is entitled to a cash severance package equal to one year's cash compensation. In addition, Mr. DeYoung is entitled to receive a grant of a sufficient number of ten year options as are necessary to permit him to retain the same percentage of beneficial ownership interest in the Company as he held on December 16, 1996. These grants would be made from the Company's Equity Incentive Plan at the fair market value of the common stock on the date of grant.

     Ms. DeYoung, the Company's Vice President of Finance and Chief Financial Officer, is employed pursuant to a three-year employment contract between the Company and Ms. DeYoung which was effective September 1, 1996. Her compensation is established under the terms of this employment contract. The contract calls for an annual base salary of at least $90,000, expenses, normal fringe benefits, as well as a bonus equal to 4% of the Company's pretax earnings, calculated on a quarterly basis, In addition, Ms. DeYoung's employment contract provides that should her employment be terminated for any reason other than for cause, she is entitled to a cash severance package equal to one year's cash compensation.

COMPENSATION OF DIRECTORS
     The Company currently pays non-employee Directors $1,000 per quarter plus specific hourly fees for special meetings or additional participation. Pursuant to the 1996 Stock Option Plan (the "1996 Plan"), members of the compensation committee of the Board of Directors are automatically granted an option on the last trading day in June to purchase 4,000 shares of Common Stock at 100% of the fair market value on such date. On June 30, 1998 each member of the compensation committee received an automatic grant to purchase 4,000 shares of common stock at $.7774, the fair market value on that date. In addition to the automatic grants, the Company granted each non-employee director stock options to purchase shares of common stock at $0.344 per share, the fair market value on December 18, 1998. The non-employee directors were granted options to purchase 15,000, 10,000 and 3,500 shares, respectively.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The following sets forth the number of shares of Common Stock owned be each Executive Officer and Director of the Company, by all persons known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, and by all Executive Officers and Directors as a group. Unless otherwise noted, the share ownership specified in the following table represents both record and beneficial ownership as of March 30, 1999.

                                          Beneficial      Percent
Name and Address of Beneficial Owner     Ownership(1)     of Class
------------------------------------     ------------     --------
David R. DeYoung                  716,416(2),(3)               25.9%
6025 So. Quebec Street #300,
Englewood, Colorado 80111

Robert Wiegand II                      61,500(4)                2.7%
5261 South Quebec Street,
Greenwood Village, Colorado 80111

Mary Anne DeYoung                     203,700(5)                8.4%
6025 So. Quebec Street #300,
Englewood, Colorado 80111

Richard A. Knapp                       11,500(6)                0.5%
19590 E. Mainstreet, Suite 207,
Parker, Colorado 80134

Spencer D. Lehman                     253,323(7)               10.6%
1250 4th Street,
Santa Monica, California 90401

John G. Mazza                         275,754(8)               11.6%
6613 Zumirez Drive,
Malibu, California 90265

All Executive Officers and
Directors as a Group - 4 Persons      993,106(9)               32.9%


(1) Beneficial owners are believed to have sole voting and investment power with respect to the shares shown unless otherwise indicated.
(2) Includes: 432,375 options to purchase Common Stock; and 100,000 warrants to purchase Common Stock. See EXECUTIVE COMPENSATION - Employment Contract.
(3) Excludes: any shares attributable to Mr. DeYoung's right under his employment contract to maintain his proportional ownership of the Company under certain circumstances. See EXECUTIVE COMPENSATION - Employment Contract.
(4)  Includes 39,500 options to purchase Common Stock
(5)  Includes 199,800 options to purchase Common Stock
(6)  Consists of 11,500 options to purchase Common Stock
(7) Includes two convertible promissory notes plus accrued interest which are convertible into 153,754 shares of Common Stock.
(8) Includes two convertible promissory notes plus accrued interest which are convertible into 153,754 shares of Common Stock.
(9) Includes 683,175 options to purchase Common Stock and 100,000 warrants to purchase Common Stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company leased its executive offices (6,600 square feet)from a partnership, Comlease, from May 1,1982 until March 31, 1998. Mr. DeYoung, an Executive Officer and Director of the Company, owned a partnership interest in Comlease of 11.75% and Comlease owned 51,701 shares of the Company's stock. Lease payments to the partnership were $21,300 for the quarter ended March 31, 1998. On April 1, 1998, the Company signed a lease with Graphic Network Properties for 4,400 square feet at the same location at the previous rental rate of $12.90 per square foot. The shares of the Company held by Comlease were distributed to the partners on August 3, 1998. The partnership was dissolved in March, 1999. Management of the Company believes that the terms of the lease were as favorable to the Company as could have been obtained from third parties at the time the lease was signed.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.   Financial Statements
               See Financial Statement Index on Page 13
          2.   Financial Statement Schedules
               See Financial Statement Index on Page 13
          3.   List of Exhibits





Exhibit Number          Description and Incorporation by Reference
--------------         -------------------------------------------

3.1*             -    Restated Articles of Incorporation of the Company,
                 as amended
3.2*             -    Bylaws of the Company, as amended.
3.3*             -    Articles of Amendment to the Articles of
                 Incorporation of the Company dated April 18, 1991.
3.4**            -    Articles of Amendment to the Articles of
                 Incorporation dated May 21, 1993.
3.4**            -    Articles of Amendment to the Articles of
                 Incorporation dated June 29, 1994.
4.1*******       -    Form 1994 Class A Warrant issued to David R.
                 DeYoung dated February 1, 1995.
4.2*******       -    Form of Warrant to Purchase Shares of Common Stock
                 issued to each of Copeland Consulting Group, Inc. and
                 Transition Partners, Limited dated December 16, 1996.
4.3*******       -    Form of Two Year Warrant to Purchase Shares of
                 Common Stock dated August 14, 1997.
4.4*******       -    Form of Six Month Warrant to Purchase Shares of
                 Common Stock dated August 14, 1997.
4.5*******       -    Consulting Agreement between the Company and
                 BurchMont Equities Group, Inc. dated July 28, 1997.
10.5*            -    UniVerse Distributor Agreement between ARDENT
                 SOFTWARE, INC. and the Company dated May 15, 1991.
10.14*****       -    President Employment Agreement between David R.
                 DeYoung and the Company dated November 1, 1996.
10.15*****       -    Chief Financial Officer Employment Agreement
                 between Mary Anne DeYoung and the Company dated
                 September 1, 1996.
10.21*           -    Independent Software Vendor Agreement dated
                 December 12, 1991 between Data General Corporation and
                 the Company.
10.22****        -    Software License Agreement between
                 Reynolds+Reynolds and the Company.  This exhibit is
                 subject to a grant of confidential treatment filed
                 separately with the Securities and Exchange Commission.
10.23***         -    1994 Stock Option and Grant Plan.
10.24**          -    1993 Stock Option Plan.
10.25******      -    Equity Incentive Plan
23.1             -    Consent of Karsh & Company, P.C.
23.2             -    Consent of Cribari & Gustafson, LLP
27               -    Financial Data Schedule

                 See Index to Financial Statements on Page 13
                 * Filed as an Exhibit to Form S-1 Registration Statement No. 33-44717, on December 23, 1991.
                 **   Filed as an Exhibit to Form S-8 Registration
                 Statement No. 33-86760, on November 29, 1994.
                 *** Filed as an Exhibit to Form S-8 Registration Statement No. 33-78096, on April 22, 1994.
                 **** Filed as an Exhibit to Form 10-K for the period ended December 31, 1994.
                 *****     Filed as an Exhibit to Form 10-K for the
                 period ended December 31, 1996.
                 ******    Filed as an Exhibit to Form S-8 Registration
                 Statement No. 333-3078, on July 3, 1997.
                 *******   Filed as an Exhibit to Form S-3 Registration
                 Statement No. 333-35265, on September 10, 1997.

There were no reports filed on Form 8-K for the quarter ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1MAGE SOFTWARE, INC.
By:  /s/ David R. DeYoung               Date:     March 31, 1999
-------------------------                         -------------------
David R. DeYoung
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:  /s/ David R. DeYoung               Date:     March 31, 1999
     ---------------------                        ---------------
     David R. DeYoung,
     President
     and Principal Chief
     Executive Officer


By:  /s/ Robert Wiegand, II             Date:     March 31, 1999
     ---------------------                        ---------------
     Robert Wiegand, II
     Director and Secretary


By:  /s/ Mary Anne DeYoung              Date:     March 31, 1999
     ---------------------                        ---------------
     Mary Anne DeYoung,
     Vice President, Finance
     Principal and Accounting
     Officer

By:  /s/ Richard A. Knapp               Date:     March 31, 1999
     ---------------------                        ---------------
     Richard A. Knapp
     Director


                               EXHIBIT INDEX


No.   Description                       Method of Filing
---   -----------                       ----------------

23.1  Consent of Karsh & Company,
      P.C.                              Filed herewith electronically

23.2  Consent of Cribari &
      Gustafson, LLP                    Filed herewith electronically

27    Financial Data Schedule           Filed herewith electronically