Form 10-Q
period 1999-03-31
IMAGE SOFTWARE INC
filed 1999-04-30
CIK 723574

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended 3/31/99

                                    OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.  For the transition period from      to      .

                           1MAGE Software, Inc.
           (Exact name of Registrant as specific in its charter)

                                  0-12535
                         (Commission File Number)

                   Colorado                            84-0866294
           -----------------------              ------------------------
           (State of Incorporation)                  (IRS Employer
                                                Identification Numbers)

6025 S. Quebec St. Suite 300 Englewood CO 80111      (303) 694-9180
-----------------------------------------------  ----------------------
   (Address of principal executive offices)     (Registrant's telephone
                                                 number, including area
                                                         code)

Securities Registered Pursuant to Section 12(b) of the Act:
                     NONE                                 NONE
               ----------------                    ------------------
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




As of April 19, 1999, there were 2,335,521 shares of the Registrant's common stock outstanding.

                      Exhibit Index begins on Page 8

                             TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

   Item 1   Financial Statements

      Balance Sheets - March 31, 1999, and December 31, 1998             3

      Statements of Operations - for three months ended March 31, 1999 and
      March 31, 1998                                                     4

      Statements of Cash Flows -for three months ended March 31, 1999 and
      March 31, 1998                                                     5

   Item 2   Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             7

PART II.  Other Information

   Items 1-5                                                             8


   Item 6   Exhibits and Reports on Form 8-K                             8



                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           1MAGE SOFTWARE, INC.
                              BALANCE SHEETS
-------------------------------------------------------------------------
                                               March 31,     December 31,
                                                  1999           1998
-------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                   $   258,028    $   229,671
  Receivables:
    Trade (less allowance: 1999,
      $15,000; 1998, $20,849)                     390,388        526,684
    Related parties                                 1,741          7,141
  Inventory                                        56,210         55,804
  Prepaid expenses and other current assets        36,275          9,721
                                              -----------    -----------
    Total current assets                          742,642        829,021

PROPERTY AND EQUIPMENT, at cost, net               93,127         93,831

OTHER ASSETS:
  Software development costs, net                 778,003        786,572
  Other                                               100            100
                                              -----------    -----------
TOTAL ASSETS                                  $ 1,613,872    $ 1,709,524
                                              ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                              $    78,869    $   150,000
  Current portion of capital lease
    obligations                                     4,610          4,610
  Accounts payable                                201,936        292,883
  Accrued liabilities                             214,554        185,928
                                              -----------    -----------
    Total current liabilities                     499,969        633,421

LONG-TERM OBLIGATIONS:
  Convertible notes payable to related
    parties                                       100,000        150,000
  Capital lease obligations                         3,305          4,379

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.004 par value - 10,000,000
    shares authorized; shares outstanding:
    1999 - 2,335,521; 1998 - 2,203,019              9,341          8,811
  Additional paid-in capital                    6,979,351      6,904,247
  Accumulated deficit                         (5,978,094)    (5,991,334)
                                              -----------    -----------
    Total shareholders' equity                  1,010,598        921,724
                                              -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 1,613,872    $ 1,709,524
                                              ===========    ===========

                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF OPERATIONS

                                              Three Months Ended March 31,
                                                  1999           1998
                                              -----------    -----------

REVENUE
  System sales and software licenses          $   107,127    $   110,580
  Services and annual fees                        379,660        332,414
                                              -----------    -----------
    Total revenue                                 486,787        442,994
                                              -----------    -----------

COST OF REVENUE:
  System sales and software licenses               27,435         27,123
  Services and annual fees                        184,679        154,103
                                              -----------    -----------
    Total cost of revenue                         212,114        181,226
                                              -----------    -----------

GROSS PROFIT                                      274,673        261,768
  % of Revenue                                        56%            59%

OPERATING EXPENSES:
  Selling, general & administrative               255,423        252,088
                                              -----------    -----------

INCOME FROM OPERATIONS                             19,250          9,680
                                              -----------    -----------

OTHER INCOME/(EXPENSE):
  Interest income                                   3,545          1,938
  Other                                               165            275
  Interest expense                                (9,718)        (8,570)
                                              -----------    -----------
    Total other income(expense)                   (6,008)        (6,357)
                                              -----------    -----------

INCOME BEFORE INCOME TAXES                         13,242          3,323

PROVISION FOR INCOME TAXES                            --             --
                                              -----------    -----------

NET INCOME                                    $    13,242    $     3,323
                                              ===========    ===========

INCOME PER COMMON SHARE                       $      0.01    $      0.00
                                              ===========    ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                   2,221,699      2,142,845
                                              ===========    ===========


                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF CASH FLOWS


                                              Three Months Ended March 31,
                                                  1999           1998
                                              -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings                                  $    13,242    $     3,323
Adjustments to reconcile earnings to net
  cash provided by operating activities:
  Depreciation and amortization                    94,354         88,290
  Changes in assets and liabilities:
    Receivables                                   141,696      (224,602)
    Inventory                                       (406)          (925)
    Prepaid expenses and other assets              26,554          (823)
    Accounts payable                             (90,947)         15,454
    Accrued liabilities                            27,704       (23,514)
                                              -----------    -----------
      Net cash provided by (used for)
        operating activities                      212,197      (142,797)
                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment               (14,300)              0
Additions to capitalized software                (70,781)       (52,482)
Increase in other assets                         (26,554)            526
                                              -----------    -----------
      Net cash used for investing
        activities                              (111,635)       (51,956)
                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to line of credit                             0              0
Repayment of line of credit                      (71,131)              0
Repayment of long-term obligations                (1,074)          (652)
                                              -----------    -----------
      Net cash used for financing
        activities                               (72,205)          (652)
                                              -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS              28,357      (195,405)
CASH AND CASH EQUIVALENTS, beginning of period    229,671        256,793
                                              -----------    -----------
CASH AND CASH EQUIVALENTS, end of period      $   258,028    $    61,388
                                              ===========    ===========


                           1MAGE SOFTWARE, INC.
                       NOTES TO FINANCIAL STATEMENTS

GENERAL:
Management has elected to omit substantially all notes to the unaudited interim financial statements. Reference should be made to the Company's annual report on Form 10-K for the year ended December 31, 1998 as this report incorporates the Notes to the Company's year-end financial statements.

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

The Company has recorded a full valuation allowance against all deferred tax assets due to the uncertainty of ultimate realizability. Accordingly, no income tax expense/benefit has been recorded for the current period.

INCOME/(LOSS) PER SHARE -Income (Loss) per share is computed by dividing net income (loss) by the weighted average number of common and equivalent shares outstanding during the year. The potential dilution from common stock equivalents is not material. Fully diluted earnings per share are either anti-dilutive or not materially different from primary earnings per share.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 1999 VERSUS MARCH
31, 1998

1MAGE Software, Inc. (the "Company") reported revenue of $486,787 for the first quarter of 1999, an increase of 10% over $442,994 posted for the
same period a year ago.   Services and annual fees comprised 78% of total
revenue for the first quarter and have increased $47,246 (14%) over the
same quarter last year.   Revenue from services and recurring annual fees
of $379,660 was $124,237 (or 149%) greater than selling, general and administrative ("SG&A") expenses for the first quarter of 1999. Gross profit was 56% of revenue in 1999, versus 59% in 1998, primarily due to a 22% increase in amortization (non-cash) expense of software development costs for the first quarter of 1999. SG&A expenses increased just 1% for
the two comparable periods.   The Company posted first quarter 1999 net
earnings of $13,242 or $.01 per share, as compared to net earnings of $3,323, or $.00 per share, for the same quarter last year.

The Company added new resellers during first quarter of 1999 in the healthcare and distribution markets in order to increase sales via indirect channels.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, cash on hand increased $28,357 from $229,671 at December 31, 1998, primarily due to collections from accounts receivable. The Company used cash of $71,131 to pay down the line of credit and $70,781 was spent for additions to capitalized software.

On February 19, 1999, the Company entered into a $200,000 line of credit agreement with a bank, increasing the former limit by $50,000. Total borrowings against the line of credit at March 31, 1999 were $78,869.

In March 1999, the Company offered to repay $50,000 plus accrued interest on the convertible notes payable to related parties. The noteholders, at their option, elected to convert their promissory notes into shares of common stock at $.625 per common share. In connection with this transaction, 102,502 shares of common stock were issued to the noteholders.

The Company's financial resources include cash on hand, revenues from operations, and management of funds available on its revolving line of credit. In the Company's judgment, sufficient financial resources are available to meet current working capital needs. The Company's line of credit expires February 24, 2000 and bears interest at prime plus 1.5% and is secured by the Company's accounts and general intangibles.


2000 ISSUES
-----------

The Company has given serious attention to the potential problems that could arise when the year 2000 arrives. Information technology assessment is approximately 95% complete. The Company currently expects to have all assessments and testing completed by the end of June 1999.

The Company has acquired most of its computers and software in the past three years. Accordingly, most of these products have incorporated Year 2000 compliant technology. The Company's business application software has been certified Year 2000 compliant, provided that a current release is installed. The Company is currently operating under this specified release. The Company has begun to upgrade all PC software to the Windows 98 and Windows NT 4 operating systems, which, according to Microsoft Corporation, are Year 2000 compliant. This project is expected to be complete by September 30, 1999. The Company's document imaging software (which the Company uses as well as markets) has been certified for the Year 2000, provided release 5.0 or above is installed. The Company, as well as the Company's largest business partner, have tested the software extensively and found it to be Year 2000 compliant.

Due to the fact that the Company's hardware and software is relatively new, the costs of Year 2000 issues have not been material. No special expenditures have been required.


FORWARD LOOKING STATEMENTS
--------------------------

Some of the statements made herein are not historical facts and may be considered "forward looking statements." All forward-looking statements are, of course, subject to varying levels of uncertainty. In particular, statements which suggest or predict future events or state the Company's expectations or assumptions as to future events may prove to be partially or entirely inaccurate, depending on any of a variety of factors, such as adverse economic conditions, new technological developments, competitive developments, competitive pressures, changes in the management, personnel, financial condition or business objectives of one or more of the Company's customers, increased governmental regulation or other actions affecting the Company or its customers as well as other factors.

PART II: OTHER INFORMATION

Item 1.   Legal Proceedings                                 Inapplicable
Item 2.   Changes in Securities

     On March 31, 1999, each of the two holders of convertible promissory notes dated August 21, 1995 elected to convert their notes into 51,251 shares of the Company's Common Stock at $0.625 per share. The Company relied on the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended, for the conversions by these two accredited investors. The certificates for the shares carry a restrictive legend, but the shares have been previously registered on the Company's Form S-3 Registration Statement (No. 333-35265) dated effective September 26, 1997, which is still currently effective.

Item 3.   Defaults Upon Senior Securities                   Inapplicable
Item 4.   Submission of Matters to a Vote of Security
          Holders                                           Inapplicable
Item 5.   Other Information                                 Inapplicable
Item 6.   Exhibits and Reports on Form 10-K

(A) Exhibit Table

     27.  Financial Data Schedule

(B) Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended March
     31, 1999.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           1MAGE Software, Inc.
                               (Registrant)

Date:     4/29/99                       /s/ Mary Anne DeYoung
                                        --------------------------------
                                        Mary Anne DeYoung
                                        Chief Financial Officer


Exhibit Index

Exhibit                                 Method of Filing
                                        -----------------
27        Financial Data Schedule       Filed electronically herewith