Form 10-Q
period 1999-06-30
IMAGE SOFTWARE INC
filed 1999-08-12
CIK 723574

1

                                 FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED 6/30/99
                                    OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ------------- to ---------------.

                           1MAGE SOFTWARE, INC.
                           --------------------
           (Exact name of Registrant as specific in its charter)

                                  0-12535
                                  -------
                         (Commission File Number)

             Colorado                             84-0866294
             --------                             ----------
     (State of Incorporation)       (IRS Employer Identification Numbers)

   6025 S. Quebec St. Suite 300
        Englewood CO 80111                      (303) 694-9180
   ---------------------------                  --------------
      (Address of principal             (Registrants telephone number,
        executive offices)                   including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
               NONE                                  NONE
               ----                                  ----
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




As of July 30, 1999, there were 2,365,021 shares of the Registrant's common stock outstanding.

                      Exhibit Index begins on Page 10

                             TABLE OF CONTENTS
                             -----------------


PART I.   FINANCIAL INFORMATION

     Item 1  Financial Statements

        Balance Sheets -June 30, 1999, and December 31, 1998           3

        Statements of Operations -for three months
          ended June 30, 1999 and June 30, 1998                        4

        Statements of Operations -for six months
          ended June 30, 1999 and June 30, 1998                        5

        Statements of Cash Flows -for three months
          ended June 30, 1999 and June 30, 1998                        6

     Item 2  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       8

PART II.  OTHER INFORMATION

     Items 1-5                                                        10

     Item 6  Exhibits and Reports on Form 8-K                         10






                      PART I - FINANCIAL INFORMATION
                      ------------------------------

ITEM 1.   FINANCIAL STATEMENTS

                           1MAGE SOFTWARE, INC.
                              BALANCE SHEETS

                                                June 30,     December 31,
                                                  1999           1998
                                              -----------    ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                   $   225,608    $   229,671
  Receivables:
    Trade (less allowance: 1999,
      $50,000; 1998, $20,849)                     387,597        526,684
    Related parties                                 1,486          7,141
  Inventory                                        52,014         55,804
  Prepaid expenses and other current
    assets                                         28,446          9,721
                                              -----------    -----------
      Total current assets                        695,150       599,350

PROPERTY AND EQUIPMENT, at cost, net               83,920         93,831

OTHER ASSETS:
  Software development costs, net                 785,805        786,572
  Other                                               100            100
                                              -----------    -----------
TOTAL ASSETS                                  $ 1,564,975    $ 1,709,524
                                              ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                              $   164,416    $   150,000
  Current portion of capital
    lease obligations                               4,610          4,610
  Accounts payable                                238,125        292,883
  Convertible notes payable to
    related parties                               100,000              0
  Accrued liabilities                             194,267        185,928
                                              -----------    -----------
      Total current liabilities                   701,418        633,421

LONG-TERM OBLIGATIONS:
  Convertible notes payable to
    related parties                                     0        150,000
  Capital lease obligations                         2,181          4,379

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.004 par value -
    10,000,000 shares authorized;
    shares outstanding:
    1999 - 2,360,021; 1998 - 2,203,019              9,439          8,811
  Additional paid-in capital                    6,992,355      6,904,247
  Accumulated deficit                          (6,140,418)    (5,991,334)
                                              -----------    -----------
      Total shareholders' equity                  861,376        921,724
                                               -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                      $ 1,564,975    $ 1,709,524
                                              ===========    ===========






                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF OPERATIONS

                                             Three Months Ended June 30,
                                                  1999           1998
                                              ------------   ------------
REVENUE
  System sales and software licenses          $   224,440    $   159,087
  Services and annual fees                        169,316        223,659
                                              -----------    -----------
    Total revenue                                 393,756        382,746
                                              -----------    -----------

COST OF REVENUE:
  System sales and software licenses              162,614        110,493
  Services and annual fees                         70,077        104,579
                                              -----------    -----------
    Total cost of revenue                         232,691        215,072
                                              -----------    -----------

GROSS PROFIT                                      161,065        167,674
  % of Revenue                                         41%            44%

OPERATING EXPENSES:
  Selling, general & administrative               317,410        307,159
                                               -----------    -----------

INCOME (LOSS) FROM OPERATIONS                    (156,345)      (139,485)
                                               -----------    -----------

OTHER INCOME/(EXPENSE):
  Interest income                                   2,121           807
  Other                                             2,051           (10)
  Interest expense                                (10,151)       (9,445)
                                               -----------    ----------
    Total other income(expense)                    (5,979)       (8,648)
                                               -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES                (162,324)     (148,133)

PROVISION FOR INCOME TAXES                             --            --
                                               -----------   -----------

NET INCOME (LOSS)                              $ (162,324)   $ (148,133)
                                               ===========   ===========

INCOME(LOSS) PER COMMON SHARE                  $    (0.07)   $    (0.07)
                                               ===========   ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                      2,347,910     2,142,454
                                               ===========   ===========




                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF OPERATIONS

                                              Six Months Ended June 30,
                                                  1999           1998
                                              ------------   ------------
REVENUE
  System sales and software licenses          $   331,119    $   269,677
  Services and annual fees                        549,424        556,063
                                              -----------    -----------
    Total revenue                                 880,543        825,740
                                              -----------    -----------

COST OF REVENUE:
  System sales and software licenses              269,399        202,747
  Services and annual fees                        175,405        193,550
                                              -----------    -----------
    Total cost of revenue                         444,804        396,297
                                              -----------    -----------

GROSS PROFIT                                      433,501        429,443
  % of Revenue                                         50%            52%

OPERATING EXPENSES:
  Selling, general & administrative               572,835        559,247
                                              -----------    -----------

INCOME (LOSS)  FROM OPERATIONS                   (137,096)      (129,804)
                                               -----------    -----------

OTHER INCOME/(EXPENSE):
  Interest income                                   5,666          2,802
  Other                                             2,217            307
  Interest expense                                (19,869)       (18,115)
                                               -----------    -----------
    Total other income(expense)                   (11,986)       (15,006)
                                               -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                (149,082)      (144,810)

PROVISION FOR INCOME TAXES                             --             --
                                               -----------    -----------

NET INCOME (LOSS)                              $ (149,082)    $ (144,810)
                                               ===========    ===========

INCOME/(LOSS) PER COMMON SHARE                 $    (0.07)    $     (0.07)
                                               ===========     ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                      2,285,437      2,142,414
                                               ===========    ===========




                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF CASH FLOWS

                                               Six Months Ended June 30,
                                                  1999           1998
                                               ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings (Loss)                            $ (149,082)   $ (144,810)
Adjustments to reconcile earnings to net
  cash provided by operating activities:
    Depreciation and amortization                  188,982       176,681
    Changes in assets and liabilities:
      Receivables                                  153,742      (77,686)
      Inventory                                      3,790         (399)
      Prepaid expenses and other assets           (18,724)       (1,278)
      Accounts payable                            (54,758)        67,521
      Accrued liabilities                           11,640       (1,415)
                                               -----------   -----------
        Net cash provided by (used for)
          operating activities                     135,590        18,614
                                               -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                (20,371)       (4,402)
Additions to capitalized software                (157,933)     (110,366)
Increase in other assets                                 0      (22,578)
                                               -----------   -----------
        Net cash used for investing
          activities                             (178,304)     (120,147)
                                               -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to line of credit                         64,616        11,483
Repayment of line of credit                       (50,000)      (30,000)
Repayment of long-term obligations                 (2,198)       (1,533)
Proceeds from exercise of common stock
  options                                           26,233         7,364
                                               -----------   -----------
        Net cash provided by (used for)
          financing activities                      38,651      (12,686)
                                               -----------   -----------

DECREASE IN CASH AND CASH EQUIVALENTS              (4,063)     (131,418)
CASH AND CASH EQUIVALENTS, beginning of
  period                                           229,671       256,793
                                               -----------   -----------
CASH AND CASH EQUIVALENTS, end of period       $   225,608   $   125,375
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




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for three months ended June 30, 1999 versus three months ended June 30, 1998
-------------------------------------------------------------------------
1MAGE Software, Inc. (the "Company") reported revenue of $393,756 for the second quarter of 1999; an increase of 3% over $382,746 posted for the
same period a year ago.   All components of revenue, with the exception of
consulting services, increased significantly for the comparable quarters. Consulting services for the second quarter of 1999 declined $89,000 when compared to the second quarter of 1998, primarily due to services required in 1998 to assure Y2K compliance for the software release being utilized by the Company's largest reseller, Reynolds & Reynolds. These additional services were not required in 1999, as their customers have upgraded to a Y2K compliant release. Gross profit was 41% of revenue in 1999, versus 44% in 1998. SG&A expenses increased 3% for the two comparable periods. The Company posted a second quarter 1999 net loss of ($162,324) or ($.07) per share, as compared to a net loss of ($148,133), or ($.07) per share, for the same quarter last year.

During the second quarter of 1999, the Company signed a business partner agreement with Keane, Inc. whereby Keane will market the 1MAGE(R) product to end-users in its healthcare division. Keane ordered its first system under the reseller agreement in the second quarter for the state of Indiana - Department of Health. In addition, the Company formed a marketing alliance with Geac, Inc., a Toronto-based provider of software solutions, whereby Geac and the Company will jointly market 1MAGE(R) to Geac's customers in the Public Safety governmental segment.

Results of Operations for six months ended June 30, 1999 versus six months ended June 30, 1998
-------------------------------------------------------------------------
The Company's revenue of $880,543 for the six months ended June 30, 1999 was 7% greater than the $825,740 reported for the same period a year ago. For the six month period ended June 30, 1999, software sales and recurring annual license fees increased 21% and 19%, respectively, over the year earlier. Consulting services revenue, however, was down 45% for the comparable periods as the customers are requiring less support for the Y2K compliant product. SG&A expenses of $572,835 for the six months ended June 30, 1999 were 2% greater than the $559,247 for the six months ended June 30, 1998. Travel and promotional expenses associated with cultivating new resellers in 1999 contributed to the slightly increased SG&A expenses. Revenue from services and annual fees for the six months was $549,424, around $23,000 short of covering SG&A expenses. Unfortunately, revenue was not great enough to earn a profit; hence the Company posted a net loss of ($149,082) as compared to a net loss of ($144,810) for the same period in 1998. Management is hopeful that our new marketing initiatives will increase revenue without increasing SG&A or unduly increasing cost of sales. Loss per share for both the six month periods ended June 30, 1999 and June 30, 1998 were ($.07) per share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
As of June 30, 1999, cash on hand decreased $4,063 from $229,671 at December 31, 1998, primarily due to non-cash items such as depreciation and amortization nearly offsetting cash required for additions to capitalized software costs. Cash provided by operations for the six months was $135,590. Total borrowings against the line of credit at June 30, 1999 were $164,419. Two convertible notes payable totaling $100,000 were reclassified to "Current liabilities" in light of their expiration dates of February 2000. In March 1999, these same noteholders converted $50,000 of debt into 102,502 shares of common stock.

The Company's financial resources include cash on hand, revenues from operations, and management of funds available on its $200,000 revolving line of credit. In the Company's judgment, sufficient financial resources are available to meet current working capital needs. The Company's line of credit expires February 24, 2000 and bears interest at prime plus 1.5% and is secured by the Company's accounts and general intangibles.

2000 Issues
-----------

The Company has given serious attention to the potential problems that could arise when the year 2000 arrives. Information technology assessment is approximately 95% complete. The Company currently expects to have all assessments and testing completed by the end of August 1999.

The Company has acquired most of its computers and software in the past three years. Accordingly, most of these products have incorporated Year 2000 compliant technology. The business application software has been certified Year 2000 compliant. The Company has begun to upgrade all PC software to the Windows 98 and Windows NT 4 operating systems, which, according to Microsoft Corporation, are Year 2000 compliant. This project is expected to be complete by September 30, 1999. The Company's document imaging software (which the Company uses as well as markets) has been certified for the Year 2000, provided release 5.0 or above is installed. The Company, as well as the Company's largest business partner, have tested the software extensively and found it to be Year 2000 compliant.

Due to the fact that the hardware and software used by the Company are relatively new, the costs of Year 2000 issues have not been material. No special expenditures have been required. For its own software, Year 2000 issues had a beneficial effect in fiscal 1998, as Year 2000 compliance issues led to higher consulting revenues.


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

                        PART II: OTHER INFORMATION
                        --------------------------

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

(A)  Exhibit Table

     27.  Financial Data Schedule

(B)  Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended June
     30, 1999.


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

                           1MAGE SOFTWARE, INC.
                           --------------------
                               (Registrant)

Date:  8/12/99                     /s/ Mary Anne DeYoung
                                   ----------------------
                                   Mary Anne DeYoung
                                   Chief Financial Officer

Exhibit Index
Exhibit                                           Method of Filing
-------                                           ----------------

27   Financial Data Schedule                      Filed electronically
                                                  herewith