Form 10-Q
period 1999-09-30
IMAGE SOFTWARE INC
filed 1999-11-09
CIK 723574

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED 9/30/99
                                    OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.  For the transition period from              to
     .
                            1MAGE SOFTWARE, INC
                            -------------------
           (Exact name of Registrant as specific in its charter)

                                  0-12535
                          -----------------------
                         (Commission File Number)

                Colorado                          84-0866294
                --------                          ----------
        (State of Incorporation)     (IRS Employer Identification Number)

6025 S. Quebec St. Suite 300 Englewood CO 80111      (303) 694-9180
-----------------------------------------------      --------------
   (Address of principal executive offices)     (Registrant's telephone
number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
                  NONE                               NONE
                  ----                               ----
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


As of October 22, 1999, there were 2,365,021 shares of the Registrant's common stock outstanding.

                      Exhibit Index begins on Page 10



                             TABLE OF CONTENTS
                             -----------------


PART I.   FINANCIAL INFORMATION

  Item 1   Financial Statements

    Balance Sheets -September 30, 1999 and December 31, 1998........... 3

    Statements of Operations -for 3 months ended
      September 30, 1999 and September 30, 1998........................ 4

    Statements of Operations -for 9 months ended
      September 30, 1999 and September 30, 1998........................ 5

    Statements of Cash Flows -for 9 months ended
      September 30, 1999 and September 30, 1998........................ 6


          Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................... 8

PART II.  OTHER INFORMATION

  Items 1-5............................................................10


  Item 6  Exhibits and Reports on Form 8-K.............................10




                      PART I - FINANCIAL INFORMATION
                      ------------------------------

ITEM 1.   FINANCIAL STATEMENTS

                           1MAGE SOFTWARE, INC.
                              BALANCE SHEETS
                           --------------------

                                              September 30,   December 31,
                                                   1999           1998
                                              -------------   ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                    $   116,768    $   229,671
   Receivables:
      Trade (less allowance: 1999, $40,128;
         1998, $20,849)                             471,828        526,684
      Related parties                                 1,783          7,141
   Inventory                                         50,286         55,804
   Prepaid expenses and other current assets         26,000          9,721
                                                -----------    -----------
      Total current assets                          666,665        599,350

PROPERTY AND EQUIPMENT, at cost,  net                77,214         93,831

OTHER ASSETS:
   Software development costs, net                  781,873        786,572
   Other                                                100            100
                                                -----------    -----------
TOTAL ASSETS                                    $ 1,525,852    $ 1,709,524
                                                ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                               $   166,867    $   150,000
   Current portion of capital lease
      obligations                                     4,462          4,610
   Accounts payable                                 186,358        292,883
   Convertible notes payable to related
      parties                                       100,000              0
   Accrued liabilities                              166,278        185,928
                                                -----------    -----------
       Total current liabilities                    623,965        633,421

LONG-TERM OBLIGATIONS:
   Convertible notes payable to related parties           0        150,000
   Capital lease obligations                          1,151          4,379

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.004 par value - 10,000,000
      shares authorized; shares outstanding:
      1999 - 2,365,021; 1998 - 2,203,019              9,459          8,811
   Additional paid-in capital                     6,995,760      6,904,247
   Accumulated deficit                           (6,104,483)    (5,991,334)
                                                -----------    -----------
      Total shareholders' equity                    900,736        921,724
                                                -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 1,525,852    $ 1,709,524
                                                ===========    ===========




                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF OPERATIONS
                         ------------------------

                                                    Three Months Ended
                                                      September 30,
                                                   1999           1998
                                               -----------    -----------
REVENUE
   System sales and software licenses           $   304,756    $   362,737
   Services and annual fees                         264,933        258,631
                                                -----------    -----------
      Total revenue                                 569,689        621,368
                                                -----------    -----------

COST OF REVENUE:
   System sales and software licenses               115,755        221,448
   Services and annual fees                         109,917         90,961
                                                -----------    -----------
      Total cost of revenue                         225,672        312,409
                                                -----------    -----------

GROSS PROFIT                                        344,017        308,959
   % of Revenue                                          60%            50%

OPERATING EXPENSES:
   Selling, general & administrative                306,229        252,523
                                                -----------    -----------

INCOME (LOSS)  FROM OPERATIONS                       37,788         56,436
                                                -----------    -----------

OTHER INCOME/(EXPENSE):
   Interest income                                    1,663          1,142
   Other                                              1,760       (100,509)
   Interest expense                                  (5,275)        (6,245)
                                                -----------    -----------
      Total other income(expense)                    (1,852)      (105,612)
                                                -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                    35,936        (49,176)

PROVISION FOR INCOME TAXES                               --             --
                                                -----------    -----------

NET INCOME (LOSS)                               $    35,936    $   (49,176)
                                                ===========    ===========

INCOME(LOSS) PER COMMON SHARE                   $      0.02    $     (0.02)
                                                ===========    ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                      2,363,988      2,202,548
                                                ===========    ===========




                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF OPERATIONS
                         ------------------------

                                                    Nine Months Ended
                                                      September 30,
                                                   1999           1998
                                               -----------    -----------
REVENUE
   System sales and software licenses           $   635,875    $   632,414
   Services and annual fees                         814,357        814,694
                                                -----------    -----------
      Total revenue                               1,450,232      1,447,108
                                                -----------    -----------

COST OF REVENUE:
   System sales and software licenses               385,154        424,194
   Services and annual fees                         285,323        284,511
                                                -----------    -----------
      Total cost of revenue                         670,477        708,705
                                                -----------    -----------

GROSS PROFIT                                        779,755        738,403
   % of Revenue                                         54%            52%

OPERATING EXPENSES:
   Selling, general & administrative                879,065        811,773
                                                -----------    -----------

INCOME (LOSS)  FROM OPERATIONS                      (99,310)       (73,370)
                                                -----------    -----------

OTHER INCOME/(EXPENSE):
   Interest income                                    7,547          3,401
   Other                                              1,760       (100,484)
   Interest expense                                 (23,144)       (23,531)
                                                -----------    -----------
      Total other income(expense)                   (13,837)      (120,614)
                                                -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                  (113,147)      (193,984)

PROVISION FOR INCOME TAXES                               --             --
                                                -----------    -----------

NET INCOME (LOSS)                                $ (113,147)    $ (193,984)
                                                ===========    ===========

INCOME/(LOSS) PER COMMON SHARE                  $     (0.05)   $     (0.09)
                                                ===========    ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                      2,311,991      2,162,558
                                                ===========    ===========




                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF CASH FLOWS
                         ------------------------

                                                    Nine Months Ended
                                                      September 30,
                                                   1999           1998
                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings (Loss)                              $ (113,147)    $ (193,984)
Adjustments to reconcile earnings to net
   cash provided by operating activities:
      Depreciation and amortization                 278,291        256,766
      Changes in assets and liabilities:
        Receivables                                  69,191       (283,205)
        Inventory                                     5,518         (2,138)
        Prepaid expenses and other assets           (16,279)        (3,683)
        Accounts payable                           (106,525)        218,334
        Accrued liabilities                         (19,650)       (39,808)
                                                -----------    -----------
           Net cash provided by (used for)
             operating activities                    97,399        (47,718)
                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                  (23,624)        (4,391)
Additions to capitalized software                  (233,351)      (181,338)
Increase in other assets                                  0         (2,118)
                                                -----------    -----------
           Net cash used for investing
             activities                            (233,351)       (60,722)
                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to line of credit                         (50,000)        60,000
Repayment of line of credit                          66,867        (60,000)
Repayment of long-term obligations                      148         (7,879)
Proceeds from exercise of common stock options       29,658         59,388
                                                -----------    -----------
           Net cash provided by (used for)
             financing activities                    46,673         51,509
                                                -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS              (112,903)      (184,056)
CASH AND CASH EQUIVALENTS, beginning of period      229,671        256,793
                                                -----------    -----------
CASH AND CASH EQUIVALENTS, end of period        $   116,768    $    72,737
                                                ===========    ===========





                           1MAGE SOFTWARE, INC.
                           --------------------
                       NOTES TO FINANCIAL STATEMENTS

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




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for three months ended September 30, 1999 versus three months ended September 30, 1998
-------------------------------------------------------------------------
1MAGE Software, Inc. (the "Company") reported revenue of $569,689 for the third quarter of 1999; a decrease of 8% over $621,368 posted for the same
period a year ago.   Although total revenue was down, gross profit on
revenue increased 11% due to the substantial increase in software sales to end users. For the quarter ended September 30, 1999, software sales to end-users were $114,000, more than double the $55,000 reported for the same quarter one year ago. Selling, general and administrative ("SGA") expenses increased $53,706 for the comparable quarters, due to moderate increases across the board. During the third quarter of 1998, merger expenses of $100,631 were written off in connection with an abandoned merger attempt. The Company posted a third quarter 1999 net income of $35,936 or $.02 per share, as compared to a net loss of ($49,176), or ($.02) per share, for the same quarter last year.



Results of Operations for nine months ended September 30, 1999 versus nine months ended September 30, 1998
-------------------------------------------------------------------------
The Company's revenue of $1,450,232 for the nine months ended September 30, 1999 was $3,000 greater than $1,447,108 reported for the same period a year ago. For the nine-month period ended September 30, 1999, a $52,000 increase in recurring annual license fees was offset by a $52,000 decrease in consulting services revenue. The decrease in revenue from consulting services for 1999 was primarily due to elevated service revenues in 1998 that were created by customers obtaining Y2K compliance. Amortization of software increased $42,750 (or 22%) for the comparable periods. SG&A expenses of $879,065 for the nine months ended September 30, 1999 were 8% greater than $811,773 for the nine months ended September 30, 1998.
Travel and promotional expenses associated with cultivating new resellers in 1999 contributed to the increase in SG&A expenses. An addition to the reserve for bad debts, marketing expenses associated with trade shows, and advertising costs accounted for higher SGA expenses. Unfortunately, revenue was not great enough to earn a profit; hence the Company posted a 1999 year-to-date net loss of ($113,147) as compared to a net loss of ($193,984) for the same period in 1998. Management is hopeful that our new marketing initiatives will increase revenue without increasing SG&A or unduly increasing cost of sales. Loss per share for the comparable nine months periods ended September 30th were ($.05) and ($.07) per share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
As of September 30, 1999, cash on hand decreased $112,903 from $229,671 at December 31, 1998, primarily due to non-cash items such as depreciation and amortization nearly offsetting cash required for additions to capitalized software costs. Cash provided by operations for the nine months was $97,399. One customer accounted for 28% of the receivable balance at September 30, 1999, and that amount was subsequently collected. Cash on hand at November 8, 1999 was $208,000. Total borrowings against the line of credit at September 30, 1999 were $166,867. Two convertible notes payable totaling $100,000 were reclassified to "Current liabilities" in light of their expiration dates of February 2000. In March 1999, these same noteholders converted $50,000 of debt into 102,502 shares of common stock.

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

2000 ISSUES

The Company has given serious attention to the potential problems that could arise when the year 2000 arrives. Information technology assessment has been completed. The Company currently believes that all assessments and testing are completed.

The Company has acquired most of its computers and software in the past three years. Accordingly, most of these products have incorporated Year 2000 compliant technology. The business application software has been certified Year 2000 compliant. The Company has upgraded all PC software to the Windows 98 and Windows NT 4 operating systems, which, according to Microsoft Corporation, are Year 2000 compliant. The Company's document imaging software (which the Company uses as well as markets) has been certified for the Year 2000, provided release 5.0 or above is installed. The Company, as well as the Company's largest business partner, have tested the software extensively and found it to be Year 2000 compliant.

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

(A) Exhibit Table

     27.  Financial Data Schedule

(B) Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended September 30, 1999.


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

                           1MAGE SOFTWARE, INC.
                           --------------------
                               (Registrant)

Date:  11/9/99                         /s/ Mary Anne DeYoung
                                        ------------------------------

                                        Mary Anne DeYoung
                                        Chief Financial Officer

Exhibit Index

Exhibit                                     Method of Filing
-------                                     ----------------
27   Financial Data Schedule                Filed electronically herewith