Form 10-K
period 1999-12-31
IMAGE SOFTWARE INC
filed 2000-03-30
CIK 723574

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended 12/31/99
                                    OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from --------------- to
------------------.

                           1MAGE SOFTWARE, INC.
          (Exact name of Registrant as specified in its charter)

                                  0-12535
                         (Commission File Number)

COLORADO                  84-0866294
(State of Incorporation) (IRS Employer Identification Numbers)

6025 S. QUEBEC ST. SUITE 300 ENGLEWOOD CO 80111   (303) 694-9180
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes X No ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy statements or any amendment of this Form 10-K. ----

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 2000: $7,326,414.

As of March 10, 2000, there were 3,042,302 shares of the Registrant's Common Stock outstanding.

                      Exhibit Index begins on Page 40



                             TABLE OF CONTENTS

PART I

1.   Business................................................. 3

2.   Properties............................................... 8

3.   Legal Proceedings........................................ 8

4.   Submission of Matters to a Vote of Security Holders...... 8


PART II

5.   Market for Registrant's Common Equity and Related
     Stockholders Matters..................................... 9

6.   Selected Financial Data................................. 10

7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations..................... 11

8.   Financial Statements and Supplementary Data............. 13

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure..................... 34


PART III

10.  Directors and Executive Officers of the Registrant...... 35

11.  Executive Compensation.................................. 36

12.  Security Ownership of Certain Beneficial Owners and
Management.............................................. 39

13.  Certain Relationships and Related Transactions.......... 39


PART IV

14.  Exhibits, Financial Statement Schedules and Reports
     on Form 8-K............................................. 40






                                  PART I

ITEM 1.   BUSINESS

INTRODUCTION

1mage Software, Inc., (the "Company") develops and markets a software product called 1MAGE(R), a UNIX, Linux, and Windows NT(TM)-based electronic document image management and retrieval system. Electronic imaging systems like 1MAGE allow any paper document to be converted to electronic form for magnetic storage. Magnetic storage drastically reduces the physical space needed for paper-based filing systems and offers computer access to handwritten or non-computer generated documents within seconds, a dramatic improvement over traditional paper filing systems. The software has the ability to file, route, track, archive and manage the flow of incoming and outgoing documents throughout an organization. Using an open, client/server architecture design, 1MAGE provides a comprehensive solution for scanning, indexing, storing and retrieving document images so that they may be viewed, printed, faxed and e-mailed.

Today's workplace is dramatically changing with the advent of affordable electronic document imaging. During 1999, the Company concentrated its efforts on selling production document imaging software to its niche market, users of MultiValue Relational Data Base Management Systems ("RDBMS"). The Company also continued to make progress toward its goal of establishing a broad based Value Added Reseller ("VAR") network for its imaging software. In addition to VARs, the Company seeks to partner with software developers and other businesses which provide software to their targeted vertical markets.

IMAGING SOFTWARE MARKET

     The Company targets its market through VARs, systems integrators, and other companies which market complementary software or other products. 1MAGE software has an established presence in a multitude of industries, including manufacturing, health care, oil and gas, universities, government, public safety, retail distribution, and transportation. In addition to direct sales, the Company has contracts in place with VARs for local government, manufacturing, retail automobile dealerships, health care, oil and gas, and is actively seeking to expand its independent sales network.

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

PRODUCTS

     As noted above, the Company's principal product is 1MAGEr, its proprietary document imaging software package. The Company is continually enhancing this product in order to improve its performance and expand its possible uses.

1MAGE(R) DOCUMENT Management - 1MAGE is a powerful electronic image management system created for UNIX, Linux and Windows NT(TM) based Multi-Value RDBMS computer systems. It provides a comprehensive solution for the scanning, indexing, storage and retrieval of images and is designed to file, route, track, archive, and manage an organization's incoming and outgoing documents.

Add-on modules to 1MAGE(R) include the following:
o    SCAN for scanning and pre-indexing
o    1FAX for inbound and outbound fax and cover sheet management
o    1COLD for Computer Output to Laser Disk (character data) management
o    1FORM for business form template administration
o    1RENDITION for merging spooled data with images
o 1WORKFLOW for electronically moving a document from one task to another
o 1OCR/OMR for automatic indexing and data capture via optical and mark character recognition
o    1SUITE for bringing images to Windows-based PC clients
o    1SERVER for accessing documents via the Internet
o    1VIEW for using standard browsers to access images over the Internet

The 1MAGE product line is in a stable, yet growth-oriented, development stage. Supporting the Company's product line is open systems technology.

This product technology consists of the following:
o Open Systems compliant with UNIX and Linux Operating Systems, Windows NT(TM), CCITT Group 4 Compression, TIFF, JPEG, PCX, PCL, or HPGL file formats. The server software (1MAGE) operates on UNIX, Linux and Windows NT servers; supporting clients include Microsoft Windows, Windows NT workstations, and X-Windows.
o Device connectivity via Ethernet or token ring networks using TCP/IP communication protocol.
o Compatibility with SCO UNIX, IBM AIX, HP-UX, DG-UX, and Intel-based Red Hat Linux and Windows NT
o Recognition technology and scanning tasks run on Microsoft Windows 95, 98, or NT.
o UniVerse(TM) and UniData MultiValue relational database software from Informix Software, Inc.

     1MAGE includes several distinguishing features: the ability to use many different types of workstations or terminals, the ability to quickly and easily integrate with the existing MultiValue RDBMS and IBM AS/400 business application software using application program interfaces (APIs), and the ability to handle the needs of companies of all sizes economically. Through the use of the UNIX, Linux and Windows NT operating systems and open systems technology, the Company can offer an imaging solution to its customers at a very reasonable cost.

     During 1999, sales of 1MAGE software licenses (excluding annual license fees) accounted for $637,820 (35% of total revenue); in 1998, revenue from sales of software licenses accounted for $867,927 (40% of total revenue). 1MAGE utilizes the popular UNIX, Linux and Windows NT operating systems and Informix Software, Inc.'s uniVerse and uniData's relational database software. The Company utilizes open systems technology, making its software transportable to numerous hardware products from varying manufacturers. Because of the number of manufacturers using the UNIX, Linux and Windows NT operating systems and the MultiValue RDBMS, customers are rarely restricted in their choice of hardware manufacturers.

     The Company also markets peripheral products such as scanners and jukeboxes, although this aspect of the Company's business has been de-emphasized in recent years. Because computer hardware and peripheral products are purchased as needed to fill customer orders, no inventory is maintained. Hardware is generally shipped directly from the manufacturer to the customer. The Company purchases computer and peripheral products at discounts which range from 10% to 40% of the manufacturer's list price, depending on the manufacturer and the volume of products sold, and retains a portion of that discount as profit. In 1999, revenue from hardware sales accounted for $150,008 (8%) of the Company's total revenue, as compared to $191,778 (8%) of total revenue for 1998.

SERVICES AND ANNUAL FEES

     The Company licenses its 1MAGE software to its customers and charges an annual license fee which must be paid to continue receiving support for the use of the software. During 1999 and 1998, annual license fees accounted for $751,712 and $771,044, respectively, of the Company's net sales. The Company believes recurring annual license fees from new and existing customers will contribute to the long-term stability of the Company. The Company also provides installation services and technical support to its customers. Technical support includes training, consulting services and other ongoing support. For the years ended December 31, 1999 and 1998, the revenues from these services accounted for $266,808 and $320,543, or 15% of the Company's net sales in both years. The Company does not provide service for hardware; rather, service for computer hardware sold by the Company is provided directly by the manufacturer.

MARKETING AND DISTRIBUTION

     To date, the Company has signed VAR agreements with eight resellers in a variety of industries, including an international application service provider located in South Africa. Under the reseller program, the Company provides its imaging product, 1MAGE, to independent software integrators (resellers), who in turn market 1MAGE products to each of their individual markets. The Company's overall marketing objective is to support the current resellers and to continue to enroll new software integrators in the reseller program. The Company provides training aids, user instruction manuals and other documentation, and a newsletter to keep its resellers, as well as prospective resellers and customers, informed of new product applications and developments.

     The Company also markets 1MAGE through its direct sales force. The Company's current direct sales efforts are focused on entities that utilize the MultiValue RDBMS software. Its general strategy is to (1) help its customers define the goals for their system, (2) provide the means of achieving those goals through its document management software and appropriately configured computer hardware, and (3) help assure the ongoing success of this collaborative process by providing continuing support, including on-site personnel training and classroom educational programs.

CUSTOMERS

     The Company sells its 1MAGE software to businesses in a wide variety of industries and markets, facilitated through the use of VARs.

     During the years 1999 and 1998, the Company generated 29% and 28%, respectively of its revenue from one customer, Reynolds & Reynolds ("Reynolds"). Reynolds is a Fortune 500 company headquartered in Dayton, Ohio. In May 1994, the Company signed a software license agreement with Reynolds for the exclusive right to sublicense certain modules of 1MAGE (without payment of further license fees to the Company) to businesses primarily engaged in retail sales of new or used automobiles, trucks, or tractors. In 1994, the Company signed an engineering and maintenance agreement with Reynolds for the purpose of developing and providing new products, enhancements, maintenance, consulting, and programming services on an ongoing basis. License fees are paid to the Company for certain modules and features subsequently available in newer releases of 1MAGE. These features include the Company's 1SUITE products. Management believes that the loss of this customer would have a significantly adverse impact on the Company. Management does not believe that there is a substantial risk of any such loss in the foreseeable future.

SOURCES OF SUPPLY

     In conjunction with the sale of its own proprietary software products, 1mage Software, Inc. sells a variety of third party vendors' software to its customers which complement 1MAGE and create an integrated software product. The amount and type of third party software provided to a given customer depends on that customer's needs, its planned uses for the imaging software and the configuration of its hardware and other software. The Company believes this combination of technologies provides the most advanced and cost-effective software product family.

     A limited number of manufacturers account for a majority of 1mage Software's hardware sales. Should one hardware system be unavailable for any reason, however, a substitute system will likely be acceptable to the customer because the software marketed by the Company functions on all of the hardware systems that it distributes.

     The Company has an Independent Software Vendor (ISV) agreement directly with Hewlett-Packard Company (HP) for remarketing its software on HP platforms. The current dealer agreement with Informix Software, Inc. to remarket their proprietary database software runs through May 15, 2000.

POSSIBLE FLUCTUATIONS IN OPERATING RESULTS

     The Company's current focus on offering its proprietary imaging software to a broader range of customers, through its emerging MultiValue VAR network and its direct sales force, is expected to lessen the historical quarterly fluctuations in the Company's operating results. Nevertheless, large sales or groups of sales of 1MAGE licenses may cause significant variances in quarterly results which may be difficult to predict.

     The Company's sales cycle, which generally commences at the time a prospective customer issues a request for proposal or otherwise demonstrates a serious interest in purchasing a system or software license and ends upon execution of a sales contract or software license, typically ranges from four to nine months. Operating results could vary from period to period as a result of the length of the sales cycle, the timing of individual system sales, VARs' performance and conditions in the target markets and the economy in general.

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

BACKLOG

     As a practical matter, the Company's business has evolved to the point where the Company has minimal backlog at any given point in time. With respect to software license sales, because there is no time delay between receipt of an order and delivery of the software, electronically or otherwise, there is effectively no backlog. For hardware, because of direct delivery of the hardware by the manufacturer, hardware sales have such short lead times that unfilled firm orders seldom, if ever, build up to significant levels.

     The Company normally receives a deposit of between 25% and 50% of the hardware and software price when an order is placed. This deposit may or may not be returned upon cancellation, depending on the circumstances of the cancellation.

COMPETITION

     The Company experiences competition in its business from competitors who target one or more of the same markets or market segments as the Company. Software and systems that perform many of the same functions as the Company's systems and software are readily available from a number of competitors of the Company, some of which are larger and have greater financial, technical, marketing and other resources than the Company. The Company believes that the principal factors affecting a prospective customer's choice of a system are the database it uses, performance, service and price. The Company believes that usage of the popular UNIX and Linux operating systems and the MultiValue RDBMS has strengthened the Company's competitive position by making the Company's software compatible with more types of hardware and with the MultiValue application software offered by MultiValue software developers and system integrators. The Company further believes that its principal advantage over its competitors is the Company's utilization of a UNIX, Linux and Windows NT-based open systems architecture and the MultiValue RDBMS which can be offered at lower prices.

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

PRODUCT DEVELOPMENT

     The computer industry is characterized by rapid technological changes in both software and hardware. In order to maintain the usefulness of its products and their compatibility with future hardware and software, the Company must continually modify and enhance its products. The Company capitalizes software development costs once technological feasibility is established. During 1999 and 1998, the Company spent $302,267 and $295,267, respectively, for computer software development.

EMPLOYEES

     As of March 30, 2000, the Company employed nineteen (19) persons, seventeen (17) of whom serve on a full-time basis and two (2) on a part-time basis. Responsibilities are divided as follows: eight (8) persons in sales and marketing, nine (9) in technical support and programming functions, and two (2) in administrative positions.

     Because the competition for skilled employees in the computer industry is intense, the Company provides incentive compensation packages to many of its employees, including its executive officers. The Company's chief executive officer, David R. DeYoung, receives a quarterly bonus equal to 5% of the Company's pretax profits. (See "Executive Compensation") The Company's chief financial officer receives a quarterly bonus equal to 4% of the Company's pretax profits. Sales personnel receive a commission based upon sales. The Company has a policy of encouraging the effort and loyalty of all of its employees by making all employees eligible for the grant of stock options under its Equity Incentive Plan, subject to vesting schedules. The Company believes that these incentive programs are important in attracting and retaining skilled personnel. The future success of the Company will depend in large part upon the quality of its employees and the efforts they expend on behalf of the Company.

     None of the Company's employees are represented by a labor union, and the Company has experienced no work stoppage. The Company believes that its employee relations are good.

ITEM 2.   PROPERTIES

     The Company's executive offices consist of approximately 4,181 square feet at Plaza Quebec, 6025 South Quebec Street, Suite 300, Englewood, Colorado, 80111 and are occupied pursuant to a sublease agreement between the Company and Communications World International, Inc. with monthly rental payments of $6,794. The term of the sublease commenced February 1, 1999 and will terminate on July 31, 2003. The landlord is responsible for property taxes, utilities, janitorial services, repairs, and maintenance. The Company believes that its facilities and equipment are in good condition and satisfactory for their present uses.


ITEM 3.   LEGAL PROCEEDINGS

     There were no material pending legal proceedings to which the Company was a party.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the Company's calendar year ended December 31, 1999.


                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

     The Company's Common Stock is quoted in the OTC Bulletin Board under the symbol ISOL. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share for the Common Stock as reported on the OTC Bulletin Board.

<COLUMN>

1998
                         High                Low
                         ----                ---
-------------------------------------------
First Quarter           $ .63              $ .25
-------------------------------------------
Second Quarter           2.31                .28
-------------------------------------------
Third Quarter            3.13                .81
-------------------------------------------
Fourth Quarter           1.91                .34
-------------------------------------------


<COLUMN>

1999
                         High                Low
                         ----                ---
-------------------------------------------
First Quarter           $ .97              $ .53
-------------------------------------------
Second Quarter           2.03                .97
-------------------------------------------
Third Quarter            1.56                .94
-------------------------------------------
Fourth Quarter           1.22                .66
-------------------------------------------



     These quotations reflect interdealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

     On March 24, 2000, the closing bid price per share for the Common Stock was $2.56 as reported on OTC:BB. On this same date, there were approximately 873 holders of record of the Common Stock.

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

<COLUMN>

CONSOLIDATED STATEMENTS OF OPERATIONS   YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------
In thousands, except for             1999    1998   1997    1996   1995
per share data:
--------------------------------------------------------------------------

Net Sales                            $1,806  $2,151 $1,809  $2,005 $2,908
Cost of Sales                           987     935    918     905  2,149
Gross Profit                            819   1,216    891   1,100    759
Selling, General & Administrative
expenses                              1,163   1,097  1,363   1,280  1,959
Income (Loss) before Income Taxes      (365)      5   (479)    (91)
(1,328)
Net Income (Loss)                      (367)      2   (484)    (96)
(1,320)
Net Income (loss) Per Share            (.16)    .00  (0.23)  (0.05)
(0.69)
Weighted Average Number of
Outstanding Shares                    2,330   2,173  2,146   2,055  1,912
-------------------------------------------------------------------------

<COLUMN>

CONSOLIDATED BALANCE SHEETS             YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------
In thousands:                        1999    1998   1997    1996   1995
--------------------------------------------------------------------------

Working Capital                      $ (186) $  196 $   43  $  165 $  398
Total Assets                          1,364   1,710  1,602   1,980  1,972
Long Term Obligations                     1     154    159       8    171
Total Stockholders Equity               654     922    860   1,200  1,296
-------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31,
1998.
The Company's net sales of $1,806,348 for the year ended December 31, 1999 were $345,000 (16%) lower than $2,151,451 reported for the same period a year earlier. The decrease in revenue is attributable to extremely slow software sales in the fourth quarter, as customers held back purchases of new technology in anticipation of Y2K problems. Revenue for the first nine months of 1999 was slightly ahead of the comparable period in 1998. While total revenue does not reflect the number of systems sold, the Company licensed 213 1MAGE software systems to a single reseller during 1999, as compared to 90 in 1998, an increase of 136%. Due to a licensing arrangement signed back in 1994, minimal royalty payments are due for these systems. Software sales to resellers increased $64,000 (22%) over the year earlier, as the Company recognized first-time revenue from new resellers. Total revenue from resellers comprised 36% of total revenue for 1999, compared to 34% of total revenue in 1998.

   Gross profit decreased $398,000 (33%) as a result of lower revenue from software sales in 1999. Revenue from services and annual fees of $1,018,520 was $144,000 less than total selling, general & administrative ("SG&A") expenses of $1,163,000 in 1999. It remains an important goal for the Company to have all SG&A expense covered by services and recurring annual fees so the net effective margin on revenue from software sales can be very high. SG&A expenses increased $66,000 (6%) for the twelve months ended December 31, 1999, as a result of slight increases in sales and marketing efforts. Loss from operations in 1999 was ($343,978), as compared to income from operations of $120,045 (excluding merger costs) in 1998. Net loss of ($367,193) or ($.16) per share were reported for the year ended December 31, 1999, versus net income of $2,380 or ($.00) per share for the same period in 1998.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31,
1997.
The Company's net sales of $2,151,451 for the year ended December 31, 1998 were $343,000 (19%) higher than $1,808,791 reported for the same period a year earlier, primarily due to a $394,000 increase in software sales. Software sales to resellers increased $170,000 (141%) over the year earlier, while software sales to end-users increased $224,000 (64%) over 1997. Total revenue from resellers comprised 34% of total revenue for
1998, compared to 22% of total revenue in 1997.    Gross profit increased
$326,000 (37%) as a result of greater revenue from software sales in 1998. Revenue from services and annual fees of $1,092,000 was $5,000 lower than total selling, general & administrative ("SG&A") expenses of $1,097,000 in 1998. By contrast, the Company was $355,000 short of matching these revenue and expense categories in 1997. It remains an important goal for the Company to have all SG&A expense covered by services and recurring annual fees so the net effective margin on revenue from software sales can be very high. Hardware revenue comprised 8% of total revenue for the current year versus 18% of total revenue for the year earlier. SG&A expenses were down $267,000 (20%) for the twelve months ended December 31, 1998, due to cuts across the board. This decrease would have been even greater, and the Company's profitability enhanced, was it not for a one-time charge of $85,277 in connection with a canceled merger transaction. Income from operations in 1998 was $120,045, as compared to a net loss from operations of ($472,490)-- an improvement of $592,000.
Net earnings of $2,380 or $.00 per share were reported for the year ended December 31, 1998, versus a net loss of ($484,083) or ($.23) per share for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents increased $49,259 during the twelve months ended December 31, 1999, primarily due to the redemption of a $25,000 certificate of deposit and $66,070 received as proceeds from the exercise of employee stock options. Cash of $302,747 was used for software development costs incurred to develop a new desktop client, for the design of new Internet features, and for porting our software to the Linux operating system. The Company had working capital of ($186,314) on December 31, 1999.

     The Company's internal sources of liquidity are revenues from operations and cash on hand. The Company receives most of its revenues for software licenses and system sales upon installation and does not maintain inventory balances. The Company has a $200,000 revolving line of credit. The loan is collateralized by all accounts and general intangibles of the Company. Borrowings outstanding under the line of credit at March 10, 2000 were $168,235.

     The Company has no material commitments for capital expenditures for 2000.

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


ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


1mage Software, Inc.

INDEX TO FINANCIAL STATEMENTS


                                                                      PAGE
                                                                      ----

INDEPENDENT AUDITORS' REPORT                                           14

BALANCE SHEETS - December 31, 1999 and 1998                            16

STATEMENTS OF OPERATIONS - For the Years Ended
  December 31, 1999, 1998 and 1997                                     17

STATEMENTS OF SHAREHOLDERS' EQUITY - For the
  Years Ended December 31, 1999, 1998 and 1997                         17

STATEMENTS OF CASH FLOWS - For the Years Ended
  December 31, 1999, 1998 and 1997                                     19

NOTES TO FINANCIAL STATEMENTS                                          21

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES          32

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS                      34






                       INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of 1mage Software, Inc.
Englewood, Colorado


We have audited the accompanying balance sheets of 1mage Software, Inc. as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1mage Software, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 10, in 1999 the Company changed its method of accounting for maintenance agreements by retroactively restating prior years' financial statements.



                                        /s/ BAIRD, KURTZ & DOBSON

                                        BAIRD, KURTZ & DOBSON

Denver, Colorado
February 4, 2000, except for Note 4 as to which the date is February 24, 2000




1mage Software, Inc.
BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

                                           1999                1998
                                           ----                ----
ASSETS                                                      (Restated -
Note 10)

CURRENT ASSETS:
   Cash and cash equivalents             $  253,930         $  204,671
   Certificate of deposit                     -                 25,000
   Receivables:
      Trade (less allowance:1999,
        $10,000;1998,$15,000)               204,107            526,684
      Related parties                         1,635              7,141
   Inventory                                 49,207             55,804
   Prepaid expenses and other
     current assets                          13,428              9,721
                                         ----------         ----------
      Total current assets                  522,307            829,021

PROPERTY AND EQUIPMENT, at cost,  net        69,263             93,831

OTHER ASSETS:
   Software development costs, net          771,919            786,572
   Other                                        100                100
                                         ----------         ----------
TOTAL ASSETS                             $1,363,589         $1,709,524
                                         ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                        $  168,235         $  150,000
   Current portion of capital
     lease obligations                        3,857              4,610
   Deferred revenue                         210,000            215,000
   Accounts payable                         209,882            292,883
   Accrued liabilities                      116,647            157,614
                                         ----------         ----------
     Total current liabilities              708,621            820,107

LONG-TERM OBLIGATIONS:
   Convertible notes payable
     to related parties                       -                150,000
   Capital lease obligations                    521              4,379

SHAREHOLDERS' EQUITY:
   Common stock, $.004 par
     value - 10,000,000 shares
     authorized; shares
     outstanding: 1999 - 2,642,493;
     1998 - 2,203,019                        10,569              8,811
   Additional paid-in capital             7,189,091          6,904,247
   Accumulated deficit                   (6,545,213)        (6,178,020)
                                         -----------        -----------
      Total shareholders' equity            654,447            735,038
                                         -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                 $1,363,589         $1,709,524
                                         ==========         ==========

See notes to financial statements.

1mage Software, Inc.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                   1999           1998          1997
                                   ----           ----          ----

REVENUE:
  System sales and
     software licenses             787,828      1,059,864       800,754
  Services and annual fees       1,018,520      1,091,587     1,008,037
                                 ---------      ---------     ---------
     Total revenue               1,806,348      2,151,451     1,808,791
                                 ---------      ---------     ---------

COST OF REVENUE:
  System sales and
     software licenses             596,128        608,895       603,781
  Services and annual fees         391,277        325,963       314,207
                                 ---------      ---------     ---------
     Total cost of revenue         987,405        934,858       917,988
                                 ---------      ---------     ---------

GROSS PROFIT                       818,943      1,216,593       890,803

OPERATING EXPENSES:
  Selling, general &
     administrative              1,162,921      1,096,548     1,363,293
                                 ---------      ---------     ---------

INCOME/(LOSS) FROM OPERATIONS     (343,978)       120,045      (472,490)
                                 ----------     --------      ----------

OTHER INCOME/(EXPENSE):
  Interest income                    9,665         5,724         24,742
  Canceled merger costs              -           (85,277)         -
  Interest expense                 (32,140)      (34,046)       (33,231)
  Other                              1,760        (1,566)         1,896
                                 ----------     ---------     ----------
     Total other income
       (expense)                   (20,715)     (115,165)       (31,335)
                                 ----------     ---------     ----------

INCOME/(LOSS) BEFORE
  INCOME TAXES                    (364,693)        4,880       (479,083)

PROVISION FOR
  INCOME TAXES                       2,500         2,500          5,000
                                 ----------     --------      ----------

NET INCOME/(LOSS)                $(367,193)        2,380      $(484,083)
                                 ==========     ========      ==========

BASIC AND DILUTED INCOME
(LOSS) PER COMMON SHARE          $    (.16)          0.00     $   (0.23)
                                 ==========     =========     ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING        2,329,818      2,172,932     2,146,331
                                 =========      ========      =========


See notes to financial statements.

1mage Software, Inc.
STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                             Additional
                                     Common Stock             Paid-In
                                  Shares       Amount         Capital
                                 -------       ------       -----------

Balances, January 1, 1997
  (Restated - Note 10)           2,147,563      $8,590       $6,850,533
Cancellation of common stock
  related to employee
  termination                     (10,000)        (40)         (11,210)
Exercise of incentive
  stock options                      4,811          19            5,382
Payment of note
  received for common stock          -               -                -
Issuance of common
  stock for services                   471           2              395
Net loss                             -   -           -
                                 ---------                       ------
----------
Balances, December 31, 1997
  (Restated - Note 10)           2,142,845                        8,571
6,845,100
Exercise of incentive
  stock options                     60,174         240           59,147
Net income                           -               -                -
                                 ---------           -           ------
----------
Balances, December 31, 1998
  (Restated - Note 10)           2,203,019                        8,811
6,904,247
Conversion of notes
  payable into
  common stock                     326,474       1,306          201,180
Exercise of incentive
  stock options                    113,000         452           65,618
Issuance of
  non-qualified
  stock options                      -               -           18,046
Net loss                             -               -                -
                                 ---------      ------       ----------
Balances,
  December 31, 1999              2,642,493                      $10,569
$7,189,091
                                 =========                      =======
==========

                                 Notes         Accum.
                               Receivable     Deficit          Total
                               ----------     --------        -------


Balances, January 1, 1997
  (Restated - Note 10)        $(149,400)    $(5,696,317)     $1,013,406
Cancellation of common stock
  related to employee
  termination                          -               -       (11,250)
Exercise of incentive
  stock options                        -               -          5,401
Payment of note
  received for common stock      149,400               -        149,400
Issuance of common
  stock for services                   -               -            397
Net loss                               -       (484,083)      (484,083)
                                 -------    ------------     ----------
Balances, December 31, 1997
  (Restated - Note 10)                 -     (6,180,400)        673,271
Exercise of incentive
  stock options                        -               -         59,387
Net income                             -           2,380          2,380
                                 -------    ------------     ----------
Balances, December 31, 1998
  (Restated - Note 10)                 -    $(6,178,020)        735,038
Conversion of notes
  payable into
  common stock                         -               -        202,486
Exercise of incentive
  stock options                        -               -         66,070
Issuance of
  non-qualified
  stock options                        -               -         18,046
Net loss                               -       (367,193)      (367,193)
                                 -------    ------------     ----------
Balances,
  December 31, 1999              $     -   $ (6,545,213)     $  654,447
                                 =======    ============     ==========
</TABLE)

See notes to financial statements.


1mage Software, Inc.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                      1999           1998        1997
                                      ----           ----        ----

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net earnings/(loss)                $(367,193)     $  2,380    $(484,083)
Adjustments to reconcile
earnings/(loss) to net cash
provided by operating activities:
  Depreciation and amortization      367,838       398,806     408,652
  Issuance of stock options
     for services                     18,046         -             398
  Cancellation of stock issued
     for services                      -             -         (11,250)
  Gain on sale of property and
     equipment                         -             -            (117)
  Changes in assets
     and liabilities:
     Receivables                     328,083      (265,923)    272,589
     Inventory                         6,597        37,919      10,509
     Prepaid expenses
       and other assets               (3,707)       (2,048)     25,965
     Accounts payable                (83,001)      101,345     (33,803)
     Accrued liabilities and
       deferred income                 6,519       (43,667)      (3,134)
Net cash provided by
       operating activities        ----------     ---------   ---------
                                     273,182       228,812     185,726
                                   ==========     ========    =========

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and
  equipment                         (25,870)        (7,908)     (7,856)
Additions to capitalized
  software                         (302,747)      (295,266)   (329,095)
Payments from notes
  receivable                          -              -         149,400
Redemption of
  certificate of deposit             25,000          -           -
Increase in other assets              -               (100)        692
                                   --------       ---------   ---------
     Net cash used for
       investing activities        (303,617)      (303,274)   (186,859)
                                   =========      =========   ========

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to line
  of credit                         68,235         60,000      176,158
Repayment of line of credit        (50,000)       (60,000)    (176,158)
Repayment of long-term
  obligations                       (4,611)       (12,047)     (14,073)
Proceeds from exercise
  of common stock options           66,070         59,387        5,400
                                   --------       --------    ---------
  Net cash provided
     by financing activities        79,694         47,340       (8,673)
                                   ========       ========    =========

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                      49,259       (27,122)     (9,806)
CASH AND CASH EQUIVALENTS,
  beginning of year                  204,671       231,793     241,599
                                   ---------      ---------   ---------
CASH AND CASH EQUIVALENTS,
  end of year                      $ 253,930      $204,671    $231,793
                                   =========      =========   =========

See notes to financial statements


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for interest           $15,820        $16,204     $18,358
                                   =======        =======     =======
  Income taxes paid                $ 2,500        $ 2,500     $ 5,000
                                   =======        =======     =======

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
  Acquisition of property
     and equipment by
     assuming capital lease
     obligations                   $ -            $  -        $13,637
                                   ========       =======     =======




1mage Software, Inc.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Organization and Nature of Business - 1mage Software, Inc. (the "Company") was incorporated in Colorado in December 1981.

The Company develops and markets a UNIX, Linux and Windows NT-based electronic document image management and retrieval system. The Company earns the majority of its revenues in the United States.

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

Software Development Costs are capitalized when technological feasibility is established. Such costs are stated at the lower of unamortized cost or net realizable value. Amortization is computed using either the straight-line method based on estimated economic lives of the products (five years) or the ratio that current product revenues bear to the total of current and anticipated future product revenues, whichever is greater.
It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the products, or both will be reduced significantly in the near term due to competitive pressure. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term. The amounts capitalized for the years ended December 31, 1999, 1998 and 1997 were $302,747, $295,266, and $329,095, respectively. Amortization of these costs totaled $317,400, $322,319, and $304,835, respectively. The net realizable value of such capitalized costs is reviewed by management on a periodic basis, and costs in excess of net realizable value, if any, are charged to operations.

Revenue Recognition - Revenue from the sale of software licenses, computer equipment, and existing application software packages is recognized when the software and computer equipment are shipped to the customer, remaining vendor obligations are insignificant, there are no significant uncertainties about customer acceptance and collectibility is probable. Revenue from related services, including installation and software modifications, is recognized upon performance of services. Maintenance revenue is recognized ratably over the maintenance period.

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

One customer accounted for 29% of 1999 revenues. Two different customers accounted for 11% and 10% of accounts receivable at December 31, 1999.

One customer accounted for 28% of 1998 revenues. Two different customers accounted for 42% and 15% of accounts receivable at December 31, 1998.

One customer accounted for 12% of 1997 revenues. Three different customers accounted for 20%, 17% and 11% of accounts receivable at December 31, 1997.

Earnings (Loss) per Share is computed by dividing net income (loss) by the weighted average number of common and equivalent shares outstanding during the year. The potential dilution from common stock equivalents is not material. Fully diluted earnings per share are either anti-dilutive or not materially different from primary earnings per share.

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

Reclassification -The Company has reclassified certain amounts from prior years to conform with the current year presentation. These reclassifications had no effect on net income.

2.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment at December 31 consists of the following:

                                         1999             1998
                                         ----             ----


Equipment                               $606,333       $710,437
Furniture                                 43,313         73,278
Leasehold improvements                     8,262          -
                                        --------       --------
                                         657,908        783,715
Less: accumulated depreciation          (588,645)      (689,884)
                                        --------       --------
                                        $ 69,263       $ 93,831
                                        ========       ========


3.   ACCRUED LIABILITIES
     -------------------

     Accrued liabilities at December 31 consists of the following:

                                         1999             1998
                                         ----             ----


Sales tax payable                       $ 38,465       $ 36,329
Accounting and audit fees                 21,000         23,500
Accrued compensation                       9,773         24,069
Accrued interest- related party            -             37,512
Other                                     47,409         36,204
                                        --------       --------
                                        $116,647       $157,814
                                        ========       ========


4.   LINE OF CREDIT
     --------------

The Company has a $200,000 revolving bank line of credit which is due February 24, 2000 and bears interest at prime plus 1.5% (total rate of 9.25% at December 31, 1999) and is collateralized by all accounts and general intangibles of the Company. Total borrowings outstanding under the line of credit were $168,235 and $150,000 at December 31, 1999 and 1998, respectively. This line of credit was renewed for another year on February 24, 2000.


5.   CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES
     --------------------------------------------

Convertible notes payable to related parties (stockholders) at December 31, consists of the following:

                                             1999           1998
                                             ----           ----


10% notes payable, due February 18, 2000     $    --        $100,000
10% notes payable, due February 18, 2000          --          50,000
                                             --------       --------
Total convertible notes payable              $    --        $150,000
                                             ========       ========


The principal amount of $150,000 and interest of $54,046 were converted into 326,474 shares of common stock at $.625 per common share during 1999.

Interest expense for the years ended December 31, 1999, 1998, and 1997 was $32,140, $34,046, and $33,231, and includes amounts to related parties of $16,321, $17,842, and $15,000, respectively.

6.   SHAREHOLDERS' EQUITY
     --------------------

     Stock Compensation Plans
     ------------------------

     At December 31, 1999, the Company has three stock-based compensation plans, which are described below. The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the dates of awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been as indicated below:


                                   1999           1998        1997
                                   ----           ----        ----


Net income (loss):
          As reported              $(367,193)     $   2,380   $(484,083)
          Pro forma                $(518,211)     $(127,196)  $(640,800)

Loss per common share:
          As reported              $   (0.16)     $    0.00   $   0.23
          Pro forma                $   (0.22)     $   (0.06)  $  (0.30)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1999 and 1998:


                                   1999         1998         1997
                                   ----         ----         ----


     Dividend Yield                   0%           0%           0%
     Expected Volatility            144%         151%          91%
     Risk-Free Interest Rate       6.00%        6.00%        6.00%
     Expected Lives                8.7 years    8.9 years    3.8 years



     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are freely transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     1996 Equity Incentive Plan
     --------------------------

     In September 1996, the Board of Directors authorized 1,000,000 shares of common stock for issuance under its 1996 Equity Incentive Plan ("1996 Plan") as incentive or non-qualified stock options. The Company grants non-qualified and incentive stock options and restricted stock to officers and directors who are employees of the Company.

     The options are granted to purchase common stock at the fair market value on the grant date or at other prices as determined by the Board of Directors. The option-vesting period is determined at the time of each grant, and all options expire two to ten years from the grant date.

     A summary of the 1996 Plan stock option activity follows:


-------------------------------------------------------------------------
                                                                Weighted
                                        Value                     Avg.
                         Outstanding     Per                    Exercise
                            Shares      Share       Total        Price
-------------------------------------------------------------------------

Balances, January 1, 1997  90,000        $.44       $ 39,375       $.44
Granted                   185,000      $.44-$1.47     91,844        .50
                         --------                   --------    --------
Balances, December 31,
  1997                    275,000                    131,219        .48
Canceled                (235,000)      $.63-$1.25  (175,003)        .74
Granted                   413,000      $.34-$.78     239,702        .58
                         --------                   --------    --------
Balances, December 31,
  1998                    453,000                    195,918        .43
Granted                   375,000      $.33-$1.29    233,100        .62
                         --------                   --------    --------
Balances, December 31,
  1999                    828,000                   $429,018       $.52
                         ========                   ========    ========
-------------------------------------------------------------------------



     The following table summarizes information about stock options under the plan at December 31, 1999.


                          Outstanding                    Exercisable
                --------------------------------    ----------------------
                            Weighted
                            Average     Weighted                 Weighted
Range of                   Remaining    Average                  Average
Exercise         Number   Contractual   Exercise     Number      Exercise
Prices        Outstanding     Life       Price    Exercisable     Price
--------       ---------- -----------  --------   -----------  ---------


0.33 to 0.44   460,000      7.7 years     0.39      405,000        0.40
0.63 to 0.84   358,000      9.2 years     0.66      166,000        0.67
1.28 to 2.06    10,000      7.7 years     1.33       10,000        1.33


     At December 31, 1999, options for 581,000 shares were exercisable under the 1996 Plan. There were 172,000 shares available for future grant.

     The weighted-average fair value of options granted during the year totaled $.65, $.36, and $.34, per share for the years ended December 31, 1999, 1998 and 1997 respectively.

     1994 Stock Option and Grant Plan
     --------------------------------
     In April 1994, the Company authorized 700,000 shares of common stock for issuance under its 1994 Stock Option and Grant Plan ("1994 Plan") to employees, consultants, advisors, and independent contractors.

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

     Details of activity under the 1994 Plan are as follows:


-------------------------------------------------------------------------
                                                                Weighted
                                        Value                     Avg.
                                         Per                    Exercise
Stock Options           Outstanding     Share        Total       Price
-------------------------------------------------------------------------

Balances, January 1, 1997  84,495      $.77-$1.12     77,201       $.91
  Granted                 255,807      $.63-$1.44    169,814        .66
  Canceled               (54,316)      $.63-$1.19   (52,350)       (.96)
  Exercised               (4,811)     $1.06-$1.19    (5,401)      (1.12)
                         --------                   ---------------------
Balances, December 31,
  1997                    281,175                    189,264        .67
  Granted                 200,500        $.34         68,972        .34
  Canceled               (50,000)      $.63-$.88    (33,100)       (.66)
  Exercised              (10,174)      $.63-$1.44    (9,388)       (.92)
                         --------                   ---------------------
Balances, December 31,
  1998                    421,501                    215,748        .51
  Granted                 104,000        $.66         68,245        .66
  Canceled               (13,501)      $.34-$1.44    (7,956)       (.59)
  Exercised             (113,000)      $.34-$.78    (66,070)       (.58)
                         --------                  ---------------------
Balances, December 31,
  1999                    399,000                  $ 209,967       $.53
-------------------------------------------------------------------------





-------------------------------------------------------------------------
                                                                 Weighted
                                                                 Average
                                        Grant                    Exercise
Stock Grants                            Price         Total       Price
-------------------------------------------------------------------------

Balances, January 1, 1997  92,695                   $149,100      $1.61
  Granted                     471        $.84            397        .84
  Canceled               (10,000)       $1.13       (11,250)      (1.13)
                         --------                   ---------------------
Balances, December 31,
  1997                     83,166                    138,247       1.66
  Granted/Canceled             --          --             --         --
                         --------                   ---------------------
Balances, December 31,
  1998                     83,166                    138,247       1.66
  Granted/Canceled             --          --             --         --
                         --------                   ---------------------
Balances, December 31,
  1999                     83,166                  $ 138,247      $1.66
-------------------------------------------------------------------------


The following table summarizes information about stock options under the plan at December 31, 1999.


                          Outstanding                    Exercisable
                --------------------------------    ----------------------
                            Weighted
                            Average    Weighted                 Weighted
Range of                   Remaining   Average                  Average
Exercise         Number   Contractual  Exercise      Number     Exercise
Prices        Outstanding     Life      Price     Exercisable    Price
--------       ---------- -----------  --------   -----------  ---------


0.33 to 0.44   163,000      6.7 years     0.34       64,250        0.34
0.63 to 0.84   231,000      5.8 years     0.64      151,000        0.63
1.28 to 2.06     5,000      0.8 years     1.28        5,000        1.28


     The weighted-average fair value of options granted during the year totaled $.64, $.33, and $.38, per share for the years ended December 31, 1999, 1998 and 1997, respectively.

     At December 31, 1999, options to purchase 220,250 shares of common stock were exercisable and 7,849 shares were available for future grant.

     1993 Stock Option Plan
     ----------------------

          In May 1994, the Company authorized 235,000 shares of common stock for issuance under its 1993 Stock Option Plan ("1993 Plan") as incentive or non-qualified stock options. The Company grants non-qualified stock options to officers, directors, employees and consultants. Incentive stock options may be granted to employees.

     The options are granted to purchase common stock at the fair market value on the grant date or at other prices as determined by the Board
     of Directors.   The option-vesting period is determined at the time
     of each grant, and all options expire two to ten years from the grant date.

     A summary of the 1993 Plan stock option activity follows:


-------------------------------------------------------------------------
                                                              Weighted
                                        Value                   Avg.
                         Outstanding     Per                  Exercise
                            Shares      Share        Total     Price
-------------------------------------------------------------------------

Balances, January 1, 1997 299,275      $.77-$1.37  $ 251,950      $1.10
  Granted                  16,000        $.63         10,000        .63
                         --------                   ---------------------
Balances, December 31,
  1997                    245,275                    261,950       1.07
  Canceled              (236,275)      $.63-$1.81  (254,231)       1.08
  Granted                 230,675      $.34-$.44     100,593        .44
                         --------                   ---------------------
Balances, December 31,
  1998                    239,675                    108,312        .45
  Canceled/Granted             --                         --         --
                         --------                   ---------------------
Balances, December 31,
  1999                    239,675                  $ 108,312       $.45
-------------------------------------------------------------------------


     The following table summarizes information about stock options under the plan at December 31, 1999.


                          Outstanding                    Exercisable
                --------------------------------    ----------------------
                            Weighted
                            Average    Weighted                 Weighted
Range of                   Remaining   Average                  Average
Exercise         Number   Contractual  Exercise      Number     Exercise
Prices        Outstanding     Life      Price     Exercisable    Price
--------       ---------- -----------  --------   -----------  ---------


0.33 to 0.44   230,675      5.8 years     0.44      228,050        0.44
0.63 to 0.84     8,000      7.0 years     0.75        8,000        0.84
1.28 to 2.06     1,000      6.0 years     1.72        1,000        2.06


     The weighted-average fair value of options granted during the year totaled $.39 and $.56 for the years ended December 31, 1998 and 1997, respectively.

     At December 31, 1999, options for 237,050 shares were exercisable under the 1993 Plan. There were options for 3,500 shares available for grant.

     Common Stock Warrants
     ---------------------

     On January 28, 1994, the Board of Directors granted 100,000 warrants to an officer to purchase shares of common stock at an exercise price of $1.5625 per share, expiring on January 31, 1999. In January 1998, these warrants were repriced to $.44 per share and the term was extended until January 28, 2004.

     Common Stock Reserved
     ---------------------

     Common stock reserved at December 31, 1999 was as follows:

          1996 Equity Incentive Plan               1,000,000
          1994 Stock Option and Grant Plan           406,849
          1993 Stock Option Plan                     243,175
          Warrants                                   150,000
                                                  ----------
                                                   1,800,024
                                                  ==========

7.   INCOME TAXES
     ------------

     The provisions for income taxes for the years ended December 31, consists of:


          Current:                           1999      1998      1997
                                             ------------------------


               Federal                      $   --    $   --    $   --
               State                         2,500     2,500     5,000
                                           -------   -------   -------
                    Total current            2,500     2,500     5,000
                                           -------   -------   -------
          Deferred:
               Federal                          --        --        --
               State                            --        --        --
                                           -------   -------   -------
                    Total deferred              --        --        --
                                           -------   -------   -------
                                            $2,500   $ 2,500   $ 5,000
                                           =======   =======   =======

     The following is a reconciliation of statutory federal income taxes to the actual provision for income taxes:


                                          1999       1998        1997
                                          ----       ----        ----

Federal income taxes at statutory
  rate                               $ (124,845)     $ 1,659 $ (162,888)
Increase in taxes resulting from
  state income taxes                    (16,380)       (107)    (21,559)
Increase (decrease) in deferred tax
  asset valuation allowance               76,000    (20,000)     262,000
Expiration of business tax credits        61,000      30,000          --
Other, net                                 6,725     (9,266)    (72,553)
                                       ---------    --------    --------
Provision for income taxes             $   2,500    $  2,500    $  5,000
                                       =========    ========    ========


     The components of the net deferred tax liability recognized in the accompanying balance sheets are as follows:


                                                 1999           1998
                                             -----------     ----------

               Deferred tax liability        $     1,000    $     3,000
               Deferred tax asset            (2,418,000)    (2,359,000)
               Valuation allowance             2,417,000      2,356,000
                                             -----------    -----------
                                             $        --    $        --
                                             ===========    ===========

     The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and their approximate tax effects are as follows:


                                                 1999           1998
                                             ------------   -----------

     Future income (deductions):
       Net operating loss                  $ (2,234,000)   $ (2,086,000)
       Allowance for doubtful accounts           (4,000)         (6,000)
       General business tax credits            (135,000)       (211,000)
       Depreciation                             (30,000)        (43,000)
       Stock Options                            (12,000)         (5,000)
       Other                                     (2,000)         (5,000)
                                            ------------    ------------
                                           $ (2,417,000)   $ (2,356,000)
                                            ============    ============

     The Company has net operating loss carry forwards for federal income tax purposes of approximately $5,729,000. General business tax credits carry forwards of approximately $135,000 are available to reduce future federal income taxes. These carry forwards expire on varying dates from 2000 through 2012.

8.   EMPLOYEE BENEFIT PLAN
     ---------------------

     The Company has a Cash or Deferred Profit Sharing Plan ("the 401(k) Plan"). The 401(k) Plan is designed to qualify under Section 401(k) of the Internal Revenue Code and allows the Company to make discretionary contributions as determined by the Company's Board of Directors. For the years ended December 31, 1999, 1998, and 1997, the Company contributed $2,476, $1,289, and $1,683 to the 401(k) Plan.

9.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     At December 31, 1999, and 1998, equipment with a net book value of $7,635 and $10,362, net of accumulated amortization of $6,002 and $3,275, respectively, has been leased under capital leases.

     The Company leases its executive offices under a noncancelable operating lease which expires in July 2003.

     Future minimum payments for lease obligations are as follows:


                                             CAPITAL        OPERATING
                                             -------        ---------


                         2000                $ 4,535        $ 81,530
                         2001                                 81,530
                         2002                                 81,530
                         2003                                 47,559
                                             --------       --------
     Total minimum lease payments              4,535         292,149
                                                            =========
     Amount representing interest               (157)
                                             ========
     Present value of min. lease payments      4,378
     Current portion                          (3,857)
                                             ========
     Long-term portion                       $    521
                                             ========


The Company has bonus agreements with certain officers which provide for quarterly bonuses of 5% and 4% of the Company's pre-tax profits. The Company expensed bonuses of $1,312, $9,536 and, $0 under these agreements for the years ended December 31, 1999, 1998 and 1997, respectively.

10. PRIOR PERIOD ADJUSTMENT

In prior years, the Company recognized certain revenue from maintenance agreements when invoiced. During 1999 the Company retroactively changed its method to record revenue from maintenance agreements ratably over the term of the agreement. This restatement resulted in the following changes to accumulated deficit as of December 31, 1998 and 1997. This change had no effect on the statements of operations for the years ended December 31, 1998 and 1997.


                                   ACCUM. DEFICIT      NET INCOME (LOSS)
                                   -------------       -----------------


As previously reported,
December 31, 1997                  $(5,993,714)        $(484,083)

Correction for years
ended prior to December 31, 1997      (186,686)
                                   ------------        ----------
As adjusted, December 31, 1997     $(6,180,400)        $(484,083)
                                   ============        ==========
As previously reported,
December 31, 1998                  $(5,991,334)        $   2,380
Correction for years
ended prior to December 31, 1998      (186,686)
                                   ------------        ----------
As adjusted, December 31, 1998    $ (6,178,020)        $    2,380
                                   ============        ==========


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

The estimated fair values of the Company's financial instruments at December 31, 1999 are as follows:


                                CARRYING AMOUNT        FAIR VALUE
                                ---------------       -----------


ASSETS
Cash and cash equivalents          $ 253,930           $ 253,930
Receivables                        $ 205,742           $ 205,742

LIABILITIES
Accounts payable                   $ 209,882           $ 209,882
Line of credit                     $ 168,235           $ 168,235


The estimated fair values of the Company's financial instruments at December 31, 1998 are as follows:


                                CARRYING AMOUNT        FAIR VALUE
                                ---------------       -----------


ASSETS
Cash and cash equivalents          $ 204,671           $ 204,671
Certificate of deposit             $  25,000           $  25,000
Receivables (including $27,817
from related parties)              $ 533,825           $ 533,825

LIABILITIES
Accounts payable                   $ 292,883           $ 292,883
Line of credit                     $ 150,000           $ 150,000
Convertible notes payable
to related parties                 $ 150,000           $ 150,000



12.  SEGMENT INFORMATION

The Company operates in one industry segment consisting of the development and marketing of electronic document image management and retrieval systems. The Company's technologies are managed as one segment because it offers similar products in similar markets and the factors determining strategic decisions are comparable for all products and markets.

Sales to foreign markets totaled $102,831, $35,003, and $30,768 for the years ending December 31, 1999, 1998, and 1997, respectively.


INDEPENDENT AUDITORS' REPORT
ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Stockholders of 1mage Software, Inc.
Englewood, Colorado



     In connection with our audit of the financial statements of 1mage Software, Inc. for each of the three years in the period ended December 31, 1999, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the financial statements.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.

                                        /s/ Baird, Kurtz & Dobson

                                        Baird, Kurtz & Dobson


Denver, Colorado
February 4, 2000


1mage Software, Inc.

SCHEDULE VIII
VALUATION AND QUALIFYING ACCOUNTS


                                   ADDITIONS
                     BALANCE AT    CHARGED TO                 BALANCE
                     BEGINNING     COSTS AND                   AT END
                     OF PERIOD      EXPENSES    DEDUCTIONS   OF PERIOD


For the Year Ended
December 31, 1999:
Allowance for
Doubtful Accounts      $15,000      $39,485       $44,485      $10,000

For the Year Ended
December 31, 1998
Allowance for
Doubtful Accounts      $20,000      $41,984       $46,984      $15,000


For the Year Ended
December 31, 1997
Allowance for
Doubtful Accounts      $90,952      $68,681       $139,633     $20,000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Our former independent accounting firm, Cribari & Gustafson LLP, was merged into Baird, Kurtz & Dobson effective September 1, 1999. There were no disagreements with accountants on accounting and financial disclosure.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information concerning the Company's Executive Officers and Directors:


                               FIRST YEAR
                              AS EXECUTIVE
                               OFFICER OR             POSITION
NAME                   AGE      DIRECTOR            WITH COMPANY
----                   ---     ----------           ------------


David R. DeYoung         55        1981        President, Chief Executive
                                               Officer and Director

Robert Wiegand II        53        1992        Secretary and Director

Mary Anne De Young       46        1994        Treasurer, Chief Financial
Officer, Asst. Secretary                          and Director

Richard A. Knapp         54        1997        Director



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



                              ANNUAL          LONG TERM       ALL OTHER
                          COMPENSATION*     COMPENSATION**   COMPENSATION
                          -------------     --------------   ------------
                          SALARY  BONUS         AWARDS            ***
                          ------  ------    --------------   ------------
NAME AND                                    SECURITIES
PRINCIPAL                                   UNDERLYING
POSITION          YEAR      ($)      ($)     OPTIONS (#)          ($)
----------        ----    ------   ------   ------------     ------------

David R. DeYoung  1999    132,053     730       60,000           4,812

President, CEO    1998    129,820   4,817      432,375           5,772

                  1997    129,820    ---        94,000           7,982

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


OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth the information concerning individual grants of stock options during the last fiscal year to the named


                             Individual Grants
                             -----------------
                             % of Total
               Number of     Options of
               Securities    Granted to
               Underlying    Employees     Exercise
                Options      in Fiscal  of Base Price       Expiration
Name          Granted (#)       Year      ($/Share)            Date
----          -----------    ---------- -------------       ----------


D.R. DeYoung     60,000        12.5%         .6562          12/09/09
------------   ----------     ----------     -------------  ----------



AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth information concerning each exercise of stock options during the last fiscal year by the named Executive Officer and the fiscal year-end value of unexercised options:




                                            Number of       Value of
                                            securities    unexercised
                                            underlying    in-the-money
             Shares                        unexercised     options at
             acquired on   Value            options at   fiscal year-end
Name         exercise (#)  Realized ($)  fiscal year-end       ($)*
----         ------------  ------------  --------------- ----------------
                                         Exercisable/    Exercisable/
                                         unexercisable   unexercisable
                                         --------------  -------------
D.R. DeYoung     0         $0           492,375 / 0      $847,808 / 0
-------------------------------------------------------------------------

*Based upon the fair market value of the Common Stock on December 31, 1999 of $2.09, being the closing price as quoted on the OTC:BB.



EMPLOYMENT CONTRACT

     Mr. DeYoung, the Company's President and Chief Executive Officer, is employed pursuant to a three-year employment contract between the Company and Mr. DeYoung, which expires on October 31, 2002. Since November 1, 1999, the compensation of Mr. DeYoung has been established under the terms of this employment contract. The contract calls for an annual base salary, in an amount determined annually by the Board of Directors, payable semi-monthly, plus expenses and normal fringe benefits. Mr. DeYoung earns a bonus of 5% of the Company's pretax earnings, calculated on a quarterly basis. An annual bonus may be paid to Mr. DeYoung based on the performance of the Company and at the discretion of the Board of Directors. Mr. DeYoung's employment contract provides that should his employment be terminated for any reason other than for cause, he is entitled to a cash severance package equal to one year's cash compensation. In addition, Mr. DeYoung is entitled to receive a grant of a sufficient number of ten-year options as are necessary to permit him to retain the same percentage of beneficial ownership interest in the Company as he held on December 16, 1996. These grants would be made from the Company's Equity Incentive Plan at the fair market value of the common stock on the date of grant.

     Ms. DeYoung, the Company's Vice President of Finance and Chief Financial Officer, is employed pursuant to a three-year employment contract between the Company and Ms. DeYoung which was effective September 1, 1999. Her compensation is established under the terms of this employment contract. The contract calls for an annual base salary, expenses, normal fringe benefits, as well as a bonus equal to 4% of the Company's pretax earnings, calculated on a quarterly basis. In addition, Ms. DeYoung's employment contract provides that should her employment be terminated for any reason other than for cause, she is entitled to a cash severance package equal to one year's cash compensation.

COMPENSATION OF DIRECTORS

     The Company currently pays non-employee Directors $1,000 per quarter plus specific hourly fees for special meetings or additional participation. Pursuant to the 1996 Stock Option Plan (the "1996 Plan"), members of the compensation committee of the Board of Directors are automatically granted an option on the last trading day in June to purchase 4,000 shares of Common Stock at 100% of the fair market value on such date. On June 30, 1999 each member of the compensation committee received an automatic grant to purchase 4,000 shares of common stock at $1.29, the fair market value on that date. In addition to the automatic grants, the Company granted each non-employee director 6,000 stock options to purchase shares of common stock at $0.6562 per share, the fair market value on December 7, 1999.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following sets forth the number of shares of Common Stock owned be each Executive Officer and Director of the Company, by all persons known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, and by all Executive Officers and Directors as a group. Unless otherwise noted, the share ownership specified in the following table represents both record and beneficial ownership as of March 30, 2000.


Name and Address                        Beneficial
of Beneficial Owner                    Ownership(1)   Percent of Class
-------------------                    ------------   ----------------

David R. DeYoung                        739,591(2),(3)      22.5%
6025 So. Quebec Street #300
Englewood, Colorado 80111

Robert Wiegand II                       71,500(4)           2.3%
5261 SO. Quebec Street #200
Greenwood Village, Colorado  80111

Mary Anne DeYoung                       255,301(5)          7.9%
6025 So. Quebec Street #300
Englewood, Colorado  80111

Richard A. Knapp                        13,500(6)           0.4%
900 W. Castleton Rd., #120
Castle Rock, Colorado 80104

Spencer D. Lehman                       280,606             9.2%
1250 4th Street
Santa Monica, California  90401

John G. Mazza                           302,937             10.0%
6613 Zumirez Drive
Malibu, California 90265

All Executive Officers and
  Directors as a Group - 4  persons     1,079,892(7)        30.6%


(1) Beneficial owners are believed to have sole voting and investment power with respect to the shares shown unless otherwise indicated.
(2) Includes: 238,000 options to purchase Common Stock. See EXECUTIVE COMPENSATION - Employment Contract.
(3) Excludes: any shares attributable to Mr. DeYoung's right under his employment contract to maintain his proportional ownership of the Company under certain circumstances. See EXECUTIVE COMPENSATION - Employment Contract.
(4)  Includes 49,500 options to purchase Common Stock
(5)  Includes 184,800 options to purchase Common Stock
(6)  Consists of 13,500 options to purchase Common Stock
(7)  Includes 485,800 options to purchase Common Stock


 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no related transactions for the year ended December 31, 1999.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.   Financial Statements
               See Financial Statement Index on Page 13
          2.   Financial Statement Schedules
               See Financial Statement Index on Page 13
          3.   List of Exhibits

Exhibit Number      Description and Incorporation by Reference
                    3.1* - Restated Articles of Incorporation of the
                    Company, as amended.
                    3.2* - Bylaws of the Company, as amended.
                    3.3* - Articles of Amendment to the Articles of
                    Incorporation of the Company dated April 18, 1991
                    3.4** - Articles of Amendment to the Articles of
                    Incorporation dated May 21, 1993.
                    3.4**     - Articles of Amendment to the Articles of
                    Incorporation dated June 28, 1994.
                    4.1*******     - Form 1994 Class A Warrant issued to
                    David R. DeYoung dated February 1, 1995.
                    4.2*******     - Form of Warrant to Purchase Shares of
                    Common Stock issued to each of Copeland Consulting
                    Group, Inc. and Transition Partners, Limited dated
                    December 16, 1996.
                    4.3*******     - Form of Two-Year Warrant to Purchase
                    Shares of Common Stock dated August 14, 1997.
                    4.4*******     - Form of Six-Month Warrant to Purchase
                    Shares of Common Stock dated August 14, 1997.
                    4.5*******     - Consulting Agreement between the
                    Company and BurchMont Equities Group, Inc. dated July
                    28, 1997
                    10.5*     - UniVerseT Distributor Agreement between
                    Ardent Software, Inc. and the Company dated May 15,
                    1991
                    10.14     - President Employment Agreement between
                    David R. DeYoung and the Company dated November 1,
                    1999.
                    10.15     - Chief Financial Officer Employment
                    Agreement between Mary Anne DeYoung and the Company
                    dated September 1, 1999.
                    10.21*    - Independent Software Vendor Agreement
                    dated December 12, 1991 between Data General
                    Corporation and the Company.
                    10.22**** - Software License Agreement between
                    Reynolds+Reynolds and the Company.  This exhibit is
                    subject to a grant of confidential treatment filed
                    separately with the Securities and Exchange
                    Commission.
                    10.23***  - 1994 Stock Option and Grant Plan.
                    10.24**   - 1993 Stock Option Plan.
                    10.25******    - Equity Incentive Plan
                    23   - Consent of Baird, Kurtz and Dobson
                    27   - Financial Data Schedule

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

There were no reports filed on Form 8-K for the quarter ended December 31, 1999.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1MAGE SOFTWARE, INC.

By:  /s/ David R. DeYoung          Date:     March 30, 2000
     ----------------------------            --------------
     David R. DeYoung
     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



By:  /s/ David R. DeYoung          Date:     March 30, 2000
     ------------------------------          --------------
     David R. DeYoung, President
     and Principal Chief Executive Officer



By:  /s/ Robert Wiegand, II        Date:     March 30, 2000
     ------------------------------          --------------
     Robert Wiegand, II
     Director and Secretary



By:  /s/ Mary Anne DeYoung         Date:     March 30, 2000
     ------------------------------          --------------
     Mary Anne DeYoung
     Vice President, Finance
     Principal and Accounting Officer



By:  /s/ Richard A. Knapp          Date:     March 30, 2000
     ------------------------------          --------------
     Richard A. Knapp
     Director