Form 10-Q
period 2000-03-31
IMAGE SOFTWARE INC
filed 2000-05-12
CIK 723574

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended 3/31/2000
                                    OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ------ to --------.
                           1MAGE SOFTWARE, INC.
           Exact name of Registrant as specific in its charter)

                                  0-12535
                         (Commission File Number)

           Colorado                                   84-0866294
     (State of Incorporation)          (IRS Employer Identification Numbers)

6025 S. QUEBEC ST. SUITE 300 ENGLEWOOD CO 80111    (303) 694-9180
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )




As of April 21, 2000, there were 3,141,804 shares of the Registrant's common stock outstanding.

                      Exhibit Index begins on Page 8





                             TABLE OF CONTENTS


PART I.   Financial Information

     Item 1   Financial Statements

          Balance Sheets -March 31, 2000, and December 31, 1999         3

          Statements of Income -for three months
            ended March 31, 2000 and March 31, 1999                     4

          Statements of Cash Flows -for three months
            ended March 31, 2000 and March 31, 1999                     5


     Item 2   Management's Discussion and Analysis of
       Financial Condition and Results of Operations                    7

PART II.  Other Information

     Items 1-5                                                          8


     Item 6   Exhibits and Reports on Form 8-K                          8




                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           1MAGE SOFTWARE, INC.
                              BALANCE SHEETS

                                        Unaudited
                                        March 31,          December 31,
                                           2000                1999
                                       -----------         ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents             $  316,334          $  253,930
  Receivables:
     Trade (less allowance:
       2000,$10,024;1999,$10,000)          305,597             204,107
     Related parties                         1,875               1,635
  Inventory                                 46,526              49,207
  Prepaid expenses and other
     current assets                         18,645              13,428
                                        ----------          ----------
     Total current assets                  688,977             522,307

PROPERTY AND EQUIPMENT, at cost, net        64,700              69,263

OTHER ASSETS:
  Software development costs, net          770,519             771,919
  Other                                        100                 100
                                        ----------          ----------
TOTAL ASSETS                            $1,524,296          $1,363,589
                                        ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                        $  168,235          $  168,235
  Current portion of capital
     lease obligations                       3,085               3,857
  Deferred revenue                         202,426             210,000
  Accounts payable                         174,922             209,882
  Accrued liabilities                      110,983             116,647
                                        ----------          ----------
     Total current liabilities             659,651             708,621

LONG-TERM OBLIGATIONS:
  Capital lease obligations                    ---                 521

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.004 par
     value - 10,000,000 shares
     authorized; shares
     outstanding: 2000 - 3,141,804;
     1999 - 2,642,493                       12,567              10,569
  Additional paid-in capital             7,235,919           7,189,091
  Accumulated deficit                   (6,383,841)         (6,545,315)
                                        -----------         -----------
     Total shareholders' equity            864,645             654,345
                                        -----------         -----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                  $1,524,296          $1,363,589
                                        ==========          ==========

See Notes to Condensed Financial Statements

                           1MAGE SOFTWARE, INC.
                           STATEMENTS OF INCOME
                                (Unaudited)

                                         Three Months Ended March 31,
                                              2000           1999
                                          -----------    ------------
REVENUE
  System sales and software licenses       $  222,348    $  107,127
  Services and annual fees                    401,845       379,660
                                           ----------    ----------
     Total revenue                            624,193       486,787
                                           ----------    ----------

COST OF REVENUE:
  System sales and software licenses           18,677        27,435
  Services and annual fees                    158,866       184,679
                                           ----------    ----------
     Total cost of revenue                    177,543       212,114
                                           ----------    ----------

GROSS PROFIT                                  446,650       274,673
  % of Revenue                                    72%           56%

OPERATING EXPENSES:
  Selling, general & administrative           282,948       255,423
                                           ----------    ----------

INCOME FROM OPERATIONS                        163,702        19,250
                                           ----------    ----------

OTHER INCOME/(EXPENSE):
  Interest income                               2,300         3,545
  Other                                           ---           165
Interest expense                              (4,529)       (9,718)
                                           ----------     ---------
     Total other income(expense)              (2,229)       (6,008)
                                           ----------     ---------

INCOME BEFORE INCOME TAXES                 $  161,473    $   13,242

PROVISION FOR INCOME TAXES                        ---           ---
                                           ----------     ---------

NET INCOME                                 $  161,473     $  13,242
                                           ==========    ==========

INCOME PER COMMON SHARE:
  Basic:                                   $        0.06  $       0.01
                                           =============   ===========
  Diluted                                  $        0.05  $       0.00
                                           =============   ===========


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
     Basic                                  2,787,194     2,221,699
                                          ===========    ==========
     Diluted                                3,158,115     2,771,712
                                          ===========    ==========

See Notes to Condensed Financial Statements

                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                         Three Months Ended March 31,
                                              2000           1999
                                          -----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                               $  161,473      $  13,242
  Adjustments to reconcile earnings
     to net cash provided by operating
     activities:  Depreciation and
     amortization                                89,643         94,354
  Issuance of stock options for services       (18,046)           ----
  Changes in assets and liabilities:
     Receivables                              (101,730)        141,696
     Inventory                                    2,681          (406)
     Prepaid expenses and other assets          (5,217)         26,554
     Accounts payable                          (34,960)       (90,947)
     Accrued liabilities                       (13,339)         27,704
                                            -----------      ---------
       Net cash provided by operating
          activities                             80,505        212,197
                                            -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment              (5,730)       (14,300)
Additions to capitalized software              (77,950)       (70,781)
Increase in other assets                           ----       (26,554)
                                            -----------      ---------
  Net cash used for investing activities       (83,680)      (111,635)
                                            -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to line of credit                         ---            ---
Repayment of line of credit                         ---       (71,131)
Proceeds from exercise of Common Stock options   66,872            ---
Repayment of long-term obligations              (1,293)        (1,074)
                                            -----------      ---------
  Net cash provided by (used for) financing
     activities                                  65,579       (72,205)
                                            -----------      ---------

INCREASE IN CASH AND CASH EQUIVALENTS            62,404         28,357
CASH AND CASH EQUIVALENTS, beginning
  of period                                     253,930        229,671
                                            -----------      ---------
CASH AND CASH EQUIVALENTS, end of period     $  316,334     $  258,028
                                            ===========     ==========

See Notes to Condensed Financial Statements

                           1MAGE SOFTWARE, INC.
                   NOTES TO INTERIM FINANCIAL STATEMENTS
GENERAL:
Management has elected to omit substantially all notes to the unaudited interim financial statements. Reference should be made to the Company's annual report on Form 10-K for the year ended December 31, 1999 as this report incorporates the Notes to the Company's year-end financial statements. The condensed balance sheet of the Company as of December 31, 1999 has been derived from the audited balance sheet of the Company as of that date.

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

INCOME PER SHARE -Income per share is computed by dividing net income by the weighted average number of common and equivalent shares outstanding during the period. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 VERSUS MARCH 31, 1999

1mage Software, Inc. (the "Company") reported revenue of $624,193 for the first quarter of 2000, an increase of 28% over $486,787 posted for the same period a year ago. Gross profit was 72% of revenue in 2000, versus 56% in 1999, primarily due to the increase in high-margin software revenue. Software sales of $208,000 were up 121% over last year, an increase of $114,000. Services and annual fees comprised 64% of total revenue for the first quarter and have increased $22,185 (6%) over the
same quarter last year.   Revenue from services and recurring annual fees
of $401,845 was $118,197 (or 142%) greater than selling, general and administrative ("SG&A") expenses for the first quarter of 2000. SG&A
expenses increased 11% or $27,525 over the prior quarter.   The Company
posted first quarter 2000 net earnings of $161,473 or $.06 per share, as compared to net earnings of $13,242, or $.01 per share, for the same quarter last year.

The Company added new resellers and business partners during the first quarter of 2000 in the Utilities and Higher Education markets in order to expand sales via indirect channels.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, cash on hand increased $62,404 from $253,930 at December 31, 1999, primarily due to proceeds received from the exercise of Common Stock options. The Company continues to add new features to its software product offerings and used cash of $77,950 for additions to capitalized software.

On February 24, 2000, the Company renewed its $200,000 line of credit agreement with a bank. There were no borrowings against the line of credit at April 10, 2000.

The Company's financial resources include cash on hand, revenues from operations, and management of funds available on its revolving line of credit. In the Company's judgment, sufficient financial resources are available to meet current working capital needs. The Company's line of credit expires February 24, 2001 and bears interest at prime plus 1.5% and is secured by the Company's accounts and general intangibles.


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

(A) Exhibit Table

     27.  Financial Data Schedule

(B) Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended March
31, 2000.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           1MAGE SOFTWARE, INC.
                               (Registrant)

Date:  5/12/00                     /s/ Mary Anne DeYoung
                                   -------------------------------------
                                   Mary Anne DeYoung
                                   Chief Financial Officer

Exhibit Index
Exhibit                            Method of Filing
-------                            ----------------
27  Financial Data Schedule        Filed electronically herewith