Form 10-Q
period 2000-06-30
IMAGE SOFTWARE INC
filed 2000-08-14
CIK 723574

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED 6/30/2000
                                    OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.  For the transition period from ------- to ----
     ---.
                           1MAGE SOFTWARE, INC.
                           --------------------
           (Exact name of Registrant as specific in its charter)

                                  0-12535
                                  -------
                         (Commission File Number)

                    Colorado                             84-0866294
                    --------                             ----------
            (State of Incorporation)                   (IRS Employer
                                                  Identification Numbers)

6025 S. Quebec St. Suite 300 Englewood CO 80111        (303) 694-9180
-----------------------------------------------        --------------
    (Address of principal executive offices)            (Registrants
                                                     telephone number,
                                                    including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
                      NONE                                  NONE
                      ----                                  ----
                (Title of Class)                     (Name of Exchange)

Securities Registered Pursuant to Section 12(g) of the Act:
                      Common Stock - $.004 par value
                      ------------------------------
                             (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


As of August 11, 2000, there were 3,146,554 shares of the Registrant's common stock outstanding.

                      Exhibit Index begins on Page 10




                             TABLE OF CONTENTS
                             -----------------


PART I.   FINANCIAL INFORMATION

     Item 1    Financial Statements

          Balance Sheets -June 30, 2000, and December 31, 1999       3

          Statements of Operations -for three months
            ended June 30, 2000 and June 30, 1999                    4

          Statements of Operations -for six months
            ended June 30, 2000 and June 30, 1999                    5

          Statements of Cash Flows -for six months
            ended June 30, 2000 and June 30, 1999                    6

     Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations         8

PART II.  Other Information

     Items 1-5                                                      10

     Item 6  Exhibits and Reports on Form 8-K                       10





                       PART I  FINANCIAL INFORMATION
                       -----------------------------

ITEM 1.   FINANCIAL STATEMENTS
                           1MAGE SOFTWARE, INC.
                              BALANCE SHEETS

                                             (Unaudited)
                                               June 30,     December 31
                                                 2000           1999
                                              ----------    -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                  $  183,596    $  253,930
  Receivables:
     Trade (less allowance:
       2000, $21,098; 1999, $10,000)            213,325        204,107
     Related parties                              1,024          1,635
  Inventory                                      46,867         49,207
  Prepaid expenses and other current assets      26,180         13,428
                                             ----------     ----------
     Total current assets                       470,992        522,307

PROPERTY AND EQUIPMENT, at cost, net             62,563         69,263

OTHER ASSETS:
  Software development costs, net               758,698        771,919
  Other                                             100            100
                                             ----------     ----------
TOTAL ASSETS                                 $1,292,353     $1,363,589
                                             ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                             $  135,000     $  168,235
  Current portion of capital
     lease obligations                            3,514          3,857
  Accounts payable                              132,188        209,882
  Deferred revenue                              229,494        210,000
  Accrued liabilities                            80,929        116,647
                                             ----------     ----------
     Total current liabilities                  581,125        708,621

LONG-TERM OBLIGATIONS:
  Capital lease obligations                       4,131            521

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.004 par value -
     10,000,000 shares authorized;
     shares outstanding: 2000 -
     3,146,554; 1999 - 2,642,493                 12,586         10,569
  Additional paid-in capital                  7,238,658      7,189,091
  Accumulated deficit                        (6,544,147)    (6,545,213)
                                             ----------     ----------
     Total shareholders' equity                 707,097        654,447
                                             ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                     $1,292,353     $1,363,589
                                             ==========     ==========

See Notes to Condensed Financial Statements.


                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                            Three Months Ended June 30,
                                                 2000           1999
                                              ----------     ----------
REVENUE:
  System sales and software licenses          $ 150,705      $ 224,440
  Services and annual fees                      206,218        169,316
                                              ---------      ---------
     Total revenue                              356,923        393,756
                                              ---------      ---------

COST OF REVENUE:
  System sales and software licenses            123,009        162,614
  Services and annual fees                       88,588         70,077
                                              ---------      ---------
     Total cost of revenue                      211,597        232,691
                                              ---------      ---------

GROSS PROFIT                                    145,326        161,065
  % of Revenue                                      41%            41%


OPERATING EXPENSES:
  Selling, general & administrative             303,903        317,410
                                              ---------      ---------

INCOME (LOSS)  FROM OPERATIONS                 (158,577)      (156,345)
                                              ---------      ---------

OTHER INCOME/(EXPENSE):
  Interest income                                 1,817          2,121
  Other                                               0          2,051
  Interest expense                               (3,545)       (10,151)
                                              ---------      ---------
     Total other income(expense)                 (1,728)        (5,979)
                                              ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES              (160,305)      (162,324)

PROVISION FOR INCOME TAXES                           --             --
                                              ---------      ---------

NET INCOME (LOSS)                             $(160,305)     $(162,324)
                                              =========      =========

INCOME(LOSS) PER COMMON SHARE
  Basic and Diluted                           $   (0.05)     $   (0.07)
                                              =========      =========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   2,965,416      2,347,910
                                              =========      =========

See Notes to Condensed Financial Statements.




                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                             Six Months Ended June 30,
                                                 2000           1999
                                              ----------     ----------
REVENUE:
  System sales and software licenses          $ 373,053      $ 331,119
  Services and annual fees                      608,063        549,424
                                              ---------      ---------
     Total revenue                              981,116        880,543
                                              ---------      ---------
COST OF REVENUE:
  System sales and software licenses            221,037        269,399
  Services and annual fees                      168,103        175,405
                                              ---------      ---------
     Total cost of revenue                      389,140        444,804
                                              ---------      ---------
GROSS PROFIT                                    591,976        435,739
% of Revenue                                        60%            50%


OPERATING EXPENSES:
  Selling, general & administrative             586,851        572,835
                                              ---------      ---------
INCOME (LOSS) FROM OPERATIONS                     5,125      (137,096)
                                              ---------      ---------
OTHER INCOME/(EXPENSE):
  Interest income                                 4,015          5,666
  Other                                              --          2,217
  Interest expense                               (8,074)       (19,869)
                                              ---------      ---------
     Total other income(expense)                 (4,059)       (11,986)
                                              ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES                 1,066       (149,082)

PROVISION FOR INCOME TAXES                           --             --
                                              ---------      ---------

NET INCOME (LOSS)                             $   1,066      $(149,082)
                                              =========      =========

INCOME/(LOSS) PER COMMON SHARE
  Basic and Diluted                           $    0.00      $   (0.07)
                                              =========      =========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                   2,965,416      2,285,437
                                              =========      =========

See Notes to Condensed Financial Statements.



                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                             Six Months Ended June 30,
                                                 2000           1999
                                              ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                             $   1,066      $(149,082)
Adjustments to reconcile income (loss)
  to net cash provided by operating
     activities:
  Depreciation and amortization                 179,799        188,982
  Changes in assets and liabilities:
     Receivables                                (26,653)       153,742
     Inventory                                    2,340          3,790
     Prepaid expenses and other assets          (12,752)       (18,724)
     Accounts payable                           (77,694)       (54,758)
     Accrued liabilities                        (16,224)        11,640
                                              ---------      ---------
     Net cash provided by operating
       activities                                49,882        135,590
                                              ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment               (8,202)       (20,371)
Additions to capitalized software              (145,479)      (157,933)
                                              ---------      ---------
     Net cash used for investing
       activities                              (153,681)      (178,304)
                                              ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to line of credit                     135,000         64,616
Repayment of line of credit                    (168,235)       (50,000)
Additions/Repayment of long-term
  obligations                                    (2,930)        (2,198)
Proceeds from exercise of common stock
  options                                        69,630         26,233
                                              ---------      ---------
     Net cash provided by financing
       activities                                33,465         38,651
                                              ---------      ---------

DECREASE IN CASH AND CASH EQUIVALENTS           (70,334)        (4,063)

CASH AND CASH EQUIVALENTS, beginning of
  period                                        253,930        229,671
                                              ---------      ---------
CASH AND CASH EQUIVALENTS, end of period      $ 183,596      $ 225,608
                                              =========      =========

See Notes to Condensed Financial Statements.


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






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2000 VERSUS JUNE 30,
1999
-------------------------------------------------------------------------

1mage Software, Inc. (the "Company") reported revenue of $356,923 for the second quarter ended June 30, 2000, a decrease of 9% over $393,756 posted for the same period a year ago. While management was disappointed with the revenue level, other components remained generally the same and the net loss of $160,305 reported for the second quarter this year was $2,019 less than the loss reported for the same period last year. Gross profit remained at 41% of revenue for both quarters. Overall, there was very little difference between the comparable quarters. While revenue and cost of sales for second quarter 2000 were both down 9% over the year earlier, selling, general and administrative ("SG&A") expenses were also down by 4%. System sales of $150,705 were $73,735 lower quarter over quarter, while Services and Annual fees were $36,902 higher for the comparable periods. SG&A expenses for the second quarter of 2000 were $303,903 or 4%
lower than SG&A expenses of $317,410 for second quarter, 1999.   The
Company posted a second quarter 2000 net loss of $160,305 or $.05 per share, as compared to a net loss of $162,324, or $.07 per share, for the same quarter last year.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2000 VERSUS JUNE 30,
1999
-------------------------------------------------------------------------
1mage Software, Inc. (the "Company") reported half-year revenue of $981,116 for the period ended June 30, 2000, an increase of 11% over $880,543 posted for the same period a year ago. This increase of $100,573 was comprised of gains in Software sales and Annual License fees. Hardware sales continue to decline, as the Company focuses primarily on Software sales. For the six months ended June 30, 2000, gross profit on revenue was 60%, as compared to 50% for the year earlier period. SG&A expenses for the six month period were $586,851, which was $14,016 (2%) higher than the six months ended June 30, 1999, primarily due to costs associated with increased sales and marketing efforts. Results of operations were basically breakeven for the six months, posting a net income of $1,066 ($.00 per share) as compared to a net loss of $149,082 or $.07 per share a year ago.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of June 30, 2000, cash on hand decreased $70,334 from $253,930 at December 31, 1999, primarily due to payments on accounts payable, accrued liabilities, and a $33,235 reduction in the outstanding line of credit. Proceeds received from the exercise of Common Stock options provided cash of $69,630. The Company continues to add new features to its software product offerings and used cash of $145,479 for additions to capitalized software.

There were borrowings of $135,000 against the line of credit on August 4, 2000.

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

(A) Exhibit Table

     27.  Financial Data Schedule

(B) Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended June
30, 2000.


                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           1MAGE SOFTWARE, INC.
                               (Registrant)

Date:     8/14/2000                          /s/ Mary Anne DeYoung
                                             ----------------------

                                             Mary Anne DeYoung
                                             Chief Financial Officer

Exhibit Index
Exhibit                                 Method of Filing
-------                                 ----------------
27   Financial Data Schedule            Filed electronically herewith