Form 10-Q
period 2000-09-30
IMAGE SOFTWARE INC
filed 2000-11-08
CIK 723574

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.  For the quarterly period ended 9/30/2000
                                    OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.  For the transition period from ---------- to -
     ---------.
                           1MAGE Software, Inc.
                           --------------------
           (Exact name of Registrant as specific in its charter)

                                  0-12535
                                  -------
                         (Commission File Number)

                COLORADO                               84-0866294
                --------                               ----------
        (State of Incorporation)         (IRS Employer Identification Numbers)

      6025 S. QUEBEC ST. SUITE 300
           ENGLEWOOD CO 8011                         (303) 694-9180
      ---------------------------                    --------------
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


As of October 27, 2000, there were 3,146,554 shares of the Registrant's common stock outstanding.

                      Exhibit Index begins on Page 10



                             TABLE OF CONTENTS
                             -----------------



PART I.   FINANCIAL INFORMATION

     Item 1    Financial Statements

          Balance Sheets-September 30, 2000
               and December 31, 1999................................... 3

          Statements of Operations
               -for 3 months ended September 30, 2000
                 and September 30, 1999................................ 4

          Statements of Operations
               -for 9 months ended September 30, 2000
                 and September 30, 1999................................ 5

          Statements of Cash Flows
               -for 9 months ended September 30, 2000
                  and September 30, 1999............................... 6


     Item 2    Management's Discussion and Analysis
                 of Financial Condition and Results of Operations...... 8

PART II.  OTHER INFORMATION

     Items 1-5........................................................ 10


     Item 6    Exhibits and Reports on Form 8-K....................... 10


                      PART I - FINANCIAL INFORMATION
                      ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
                           1mage Software, Inc.
                              BALANCE SHEETS

                                            (Unaudited)
                                           September 30,   December 31,
                                                2000           1999
                                           -------------   ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents               $    77,300      $   253,930
  Receivables:
    Trade (less allowance:                    481,421          204,107
             2000, $10,273; 1999, $10,000)
    Related parties                             5,285            1,635
  Inventory                                    40,573           49,207
  Prepaid expenses and other current assets    16,523           13,428
                                          -----------      -----------
    Total current assets                      621,102          522,307

PROPERTY AND EQUIPMENT, at cost, net           58,705           69,263

OTHER ASSETS
  Software development costs, net             736,638          771,919
  Other                                           100              100
                                          -----------      -----------
TOTAL ASSETS                              $ 1,416,545      $ 1,363,589
                                          ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Line of credit                           $  100,000       $  168,235
  Current portion of capital
    lease obligations                           2,640            3,857
  Accounts payable                            233,248          209,882
  Deferred revenue                            220,443          210,000
  Accrued liabilities                         106,690          116,647
                                          -----------       ----------
    Total current liabilities                 663,021          708,621

LONG-TERM OBLIGATIONS
  Capital lease obligations                     3,689              521

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.004 par value -
    10,000,000 shares authorized;
    shares outstanding:  2000 - 3,146,554;
    1999 - 2,642,493                           12,586           10,569
   Additional paid-in capital               7,238,658        7,189,091
  Accumulated deficit                     (6,501,409)      (6,545,213)
                                          -----------      -----------
    Total shareholders' equity                749,835          654,447
                                          -----------      -----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                    $ 1,416,545      $ 1,363,589
                                          ===========      ===========

See Notes to Condensed Financial Statements.





                           1mage Software, Inc.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                         Three Months Ended September 30,
                                                2000             1999
                                           --------------   --------------
REVENUE
   System sales and software licenses      $  479,472       $  304,756
   Services and annual fees                   234,330          264,933
                                           ----------       ----------
      Total revenue                           713,802          569,689
                                           ----------       ----------

COST OF REVENUE
  System sales and software licenses          235,991          115,755
  Services and annual fees                    102,641          109,917
                                           ----------       ----------
    Total cost of revenue                     338,632          225,672
                                           ----------       ----------

GROSS PROFIT                                  375,170          344,017
  % of Revenue                                   53%             60%

OPERATING EXPENSES
  Selling, general & administrative           331,868          306,229
                                           ----------       ----------

INCOME  FROM OPERATIONS                        43,302           37,788
                                           ----------       ----------

OTHER INCOME/(EXPENSE)
  Interest income                               2,026            1,663
  Other                                           329            1,760
  Interest expense                            (2,919)          (5,275)
                                           ----------       ----------
    Total other income(expense)                 (564)          (1,852)
                                           ----------       ----------

INCOME BEFORE INCOME TAXES                     42,738           35,936

PROVISION FOR INCOME TAXES                         --               --
                                           ----------       ----------

NET INCOME                                 $   42,738       $   35,936
                                           ==========       ==========

INCOME PER COMMON SHARE:
  BASIC                                     $      .01      $      .02
                                           ==========       ==========
  DILUTED                                   $      .01      $      .01
                                           ==========       ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
    BASIC                                   3,018,826        2,363,988
                                           ==========       ==========
    DILUTED                                 3,475,293        2,721,439
                                           ==========       ==========

See Notes to Condensed Financial Statements.





                           1mage Software, Inc.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                         Nine Months Ended September 30,
                                                2000             1999
                                            ------------     ------------
REVENUE
  System sales and software licenses       $  852,525       $  635,875
  Services and annual fees                    842,393          814,357
                                           ----------       ----------
    Total revenue                           1,694,918        1,450,232
                                           ----------       ----------

COST OF REVENUE:
  System sales and software licenses          457,027          385,154
  Services and annual fees                    270,745          285,323
                                           ----------       ----------
    Total cost of revenue                     727,772          670,477
                                           ----------       ----------

GROSS PROFIT                                  967,146          779,755
  % of Revenue                                   57%             54%

OPERATING EXPENSES
   Selling, general & administrative          918,720          879,065
                                           ----------       ----------
INCOME (LOSS)  FROM OPERATIONS                 48,426         (99,310)
                                           ----------       ----------

OTHER INCOME/(EXPENSE):
  Interest income                               6,042            7,547
  Other                                           329            1,760
  Interest expense                           (10,993)         (23,144)
                                           ----------       ----------
    Total other income(expense)               (4,622)         (13,837)
                                           ----------       ----------

INCOME (LOSS) BEFORE INCOME TAXES              43,804        (113,147)

PROVISION FOR INCOME TAXES                         --               --
                                           ----------       ----------

NET INCOME (LOSS)                          $   43,804      $ (113,147)
                                           ==========       ==========

INCOME/(LOSS) PER COMMON SHARE:
   BASIC                                     $    .01        $   (.05)
                                           ==========       ==========
   DILUTED                                   $    .01        $   (.04)
                                           ==========       ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
   BASIC                                    3,018,826        2,311,991
                                           ==========       ==========
   DILUTED                                  3,475,293        2,669,442
                                           ==========       ==========

See Notes to Condensed Financial Statements.





                           1mage Software, Inc.
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                         Nine Months Ended September 30,
                                                2000             1999
                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings (Loss)                        $   43,804      $ (113,147)
Adjustments to reconcile earnings to net
  cash provided by operating activities:
  Depreciation and amortization               265,721          278,291
  Changes in assets and liabilities:
    Receivables                             (299,010)           69,191
    Inventory                                   8,634            5,518
    Prepaid expenses and other assets         (3,095)         (16,279)
    Accounts payable                           23,366        (106,525)
    Accrued liabilities                           486         (19,650)
                                           ----------       ----------
  Net cash provided by operating activities    39,906           97,399
                                           ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment           (17,113)         (23,624)
Additions to capitalized software           (202,769)        (233,351)
                                           ----------       ----------
  Net cash used for investing activities    (219,882)        (256,975)
                                           ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to line of credit                   200,000           66,867
Repayment of line of credit                 (268,235)         (50,000)
Repayment of long-term obligations              1,951              148
Proceeds from exercise of common stock options 69,630           29,658
                                           ----------       ----------
  Net cash provided by financing activities     3,346           46,673
                                           ----------       ----------

DECREASE IN CASH AND CASH EQUIVALENTS       (176,630)        (112,903)
CASH AND CASH EQUIVALENTS,
  beginning of period                         253,930          229,671
CASH AND CASH EQUIVALENTS,
  end of period                            $   77,300       $  116,768
                                           ==========       ==========

See Notes to Condensed Financial Statements.





                           1mage Software, Inc.
                       NOTES TO FINANCIAL STATEMENTS

GENERAL
Management has elected to omit substantially all notes to the unaudited interim financial statements. Reference should be made to the Company's annual report on Form 10-K for the year ended December 31, 1999 as this report incorporates the Notes to the Company's year-end financial statements. The condensed balance sheet of the Company as of December 31, 1999 has been derived from the audited balance sheet of the Company as of that date.

UNAUDITED INTERIM INFORMATION
The unaudited interim financial statements contain all necessary adjustments (consisting of only normal recurring adjustments) which, in the opinion of Management, are necessary for a fair statement of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of those expected for the year.

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

INCOME TAXES - The Company follows the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under this method, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the underlying assets or liabilities are received or settled.

The Company has recorded a full valuation allowance against all deferred tax assets due to the uncertainty of ultimate realizability. Accordingly, no income tax expense/benefit has been recorded for the current period.

INCOME/(LOSS) PER SHARE -Income (Loss) per share is computed by dividing net income (loss) by the weighted average number of common and equivalent shares outstanding during the year. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share.




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1999
1mage Software, Inc. (the "Company") reported revenue of $713,802 for the third quarter of 2000, a 25% increase over $569,689 posted for the same
period a year ago.   This gain is attributable to a 60%, or $163,885,
increase in sales of new software licenses to resellers and end-users,
including licenses for the Company's Internet products.   For the quarter
ended September 30, 2000, software sales of $437,702 comprised 61% of total revenue, as compared to $273,817, or 50% of total revenue for the same quarter one-year ago. Selling, general and administrative ("SGA") expenses increased $25,639 (8%) for the comparable quarters, primarily due to increased commission expenses associated with higher revenue. The Company posted a third quarter 2000 net income of $42,738, or $.01 per share, as compared to earnings of $35,936, or $.02 per share, for the same quarter last year.


RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1999
The Company's revenue of $1,694,918 for the nine months ended September 30, 2000 was 17% or $244,686 greater than $1,450,232 reported for the same period a year ago. This gain is primarily attributable to a 52% (or $261,281) increase in software licenses. Software licenses and annual license fees to resellers year to date comprise 46% of total revenue, as compared to 37% of total revenue in 1999, as resellers increase their number of installations. For the nine months ended September 30, 2000, annual license fees and consulting services accounted for 50% of total revenue. Gross profit for the same period was 57% of revenue. SG&A expenses of $918,720 for the nine months ended September 30, 2000 was 5% greater than $879,065 for the nine months ended September 30, 1999, primarily due to increased sales and marketing expenses. The Company posted a 2000 year-to-date net income of $43,804 as compared to a net loss of ($113,147) for the same period in 1999. Management is hopeful that our new marketing initiatives will increase revenue without increasing SG&A or unduly increasing cost of sales. Earnings per share for the comparable nine months periods ended September 30th were $.01 versus a net loss per share of ($.05).


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
As of September 30, 2000, cash on hand decreased $176,630 from $253,930 at December 31, 1999, primarily due to timing of collections on accounts
receivable.   One customer accounted for 28% of the receivable balance at
September 30, 2000, and that amount has subsequently been collected.
Total borrowings against the line of credit were $100,000 at September 30, 2000, a reduction of $68,235 from December 31, 1999.

The Company's financial resources include cash on hand, revenues from operations, and management of funds available on its $200,000 revolving line of credit. In the Company's judgment, sufficient financial resources are available to meet current working capital needs. The Company's line of credit expires February 24, 2001, bears interest at prime plus 1.5% and is secured by the Company's accounts and general intangibles.


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

                        PART II:  OTHER INFORMATION
                        ---------------------------

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

(A   Exhibit Table

     27.  Financial Data Schedule

(B)  Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended September 30, 2000.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           1mage Software, Inc.
                               (Registrant)

Date:  11/8/00                                 /s/ Mary Anne DeYoung
                                               -----------------------
                                                 Mary Anne DeYoung
                                              Chief Financial Officer

Exhibit Index:
Exhibit                                           Method of Filing
                                                  ----------------
27   Financial Data Schedule               Filed electronically herewith