Form 10-K405
period 2000-12-31
IMAGE SOFTWARE INC
filed 2001-03-14
CIK 723574

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended 12/31/2000
                                    OR
(  ) TRANSITION  REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE  SECURITIES
     EXCHANGE ACT OF 1934. For the transition period -------------------- ------to ------------------------ .

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy statements or
any amendment of this Form 10-K.   X
                                 -----

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2001: $1,472,772.

As of February 28, 2001, there were 3,146,554 shares of the Registrant's Common Stock outstanding.

                      Exhibit Index begins on Page 39

                             TABLE OF CONTENTS


PART I

1.   Business                                                     .3

2.   Properties                                                    8

3.   Legal Proceedings                                             8

4.   Submission of Matters to a Vote of Security Holders           8


PART II

5.   Market for Registrant's Common Equity and Related Stockholders
     Matters                                                       9

6.   Selected Financial Data                                      10

7.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                        10

8.   Financial Statements and Supplementary Data                  13

9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure                                         33


PART III

10.  Directors and Executive Officers of the Registrant           34

11.  Executive Compensation                                       35

12.  Security Ownership of Certain Beneficial Owners and Management38

13.  Certain Relationships and Related Transactions               38


PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form
     8-K                                                          39
                                  PART I

ITEM 1.   BUSINESS

Introduction

1mage Software, Inc., (the "Company") develops and markets computer-based document imaging systems that capture, store and display electronic files and paper documents as graphical images. Document management systems like 1MAGE(R) offer organizations of every size the ability to deliver the information embedded in millions of documents to their workers across their existing computing infrastructure, as well as the tools to efficiently manage the proliferation of digital documents for eBusiness deployment. The modular 1MAGE system captures entire documents from a variety of sources. Memos, letters, source documents, contracts, purchase orders, word processing files, e-mail, fax, industry and market studies, spreadsheets, databases, Web pages, multimedia, maps and regulatory forms are examples of documents that are automatically converted into secure, permanent digital images that are indexed for instantaneous retrieval. Using an open, client/server architecture design, 1MAGE provides a comprehensive solution for scanning, indexing, storing and retrieving document images so that they may be viewed, printed, faxed, e-mailed or made available for eBusiness or eCommerce applications. The 1MAGE system is designed to integrate easily with existing IT infrastructure, using a vast library of multi-platform APIs (Application Programming Interfaces), rather than forcing expensive investments in re-engineered or new computing hardware and software.

Today's workplace is dramatically changing with the advent of eBusiness, eCommerce, and affordable electronic document imaging. During 2000, the Company concentrated its efforts on selling production document imaging software to its niche market, users of MultiValue Relational Data Base Management Systems ("RDBMS"). The Company also continued to make progress toward its goal of establishing a broad-based Value Added Reseller ("VAR") network for its imaging software. In addition to VARs, the Company seeks to partner with software developers and other businesses, which provide software to their targeted vertical markets.

IMAGING SOFTWARE MARKET

     The Company targets its market through VARs, systems integrators, and other companies which market complementary software, services, or other products. 1MAGE software has an established worldwide presence in a multitude of industries, including automotive retail, building materials, distribution, education, employee benefit plans, government, healthcare, laboratories, manufacturing, oil and gas, public libraries, public safety, retailing, transportation and utilities.

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

PRODUCTS

     As noted above, the Company's flagship product is 1MAGE(R), its proprietary document imaging software package. The Company is continually enhancing this product in order to improve its performance and expand its possible uses.

1MAGE(R)DOCUMENT MANAGEMENT - 1MAGE is a powerful electronic image management system created to operate the same on UNIX, Linux and Windows NT(TM)-based computer systems. It provides a comprehensive solution for the scanning, indexing, storage and retrieval of images and is designed to file, route, track, archive, and manage an organization's incoming and outgoing documents and electronic files.

Add-on modules to 1MAGE(R) include the following:
o    1SCAN for scanning and pre-indexing
o    1FAX for inbound and outbound fax and cover sheet management
o 1COLD for Computer Output to Laser Disk (character report data) management
o    1FORM for business form template administration
o    1RENDITION for merging spooled data with images for billing
o 1WORKFLOW for electronically moving a document from one task to another
o 1OCR/OMR for automatic indexing and data capture via optical and mark character recognition
o    1SUITE for bringing images to Windows-based PC clients
o    1SERVER for accessing documents via the Internet
o 1VIEW for using standard browsers to access images over the Intranet and Internet

A key element of the Company's product line is its open systems technology, namely:
o Open Systems compliant with UNIX and Linux Operating Systems, Windows NT(TM), CCITT Group 4 Compression, TIFF, JPEG, PCX, PCL, or HPGL file
     formats.   The server software (1MAGE) operates on UNIX, Linux and
     Windows NT servers; supporting clients include Microsoft Windows, Windows NT workstations, X-Windows, and browser clients
o Device connectivity via Ethernet or token ring networks using TCP/IP communication protocol or over the Internet
o Compatibility with IBM AIX, HP-UX, Sun Solaris, SCO UNIX, DG-UX, Red Hat Linux and Windows NT
o Recognition technology and scanning tasks run on Microsoft Windows 95, 98, or NT.
o UniVerse and UniData ("U2" databases) Relational Database software from Informix Software, Inc.

     1MAGE includes several distinguishing features: the ability to use many different types of workstations or terminals, the ability to quickly and easily integrate with the existing business application software using application programming interfaces (APIs), and the ability to handle the needs of companies of all sizes economically. Through the use of the UNIX, Linux and Windows NT operating systems and open systems technology, the Company seeks to offer its customers an imaging solution at a reasonable cost.

      During 2000, sales of 1MAGE software licenses (excluding annual license fees) accounted for $880,906 (41% of total revenue); in 1999, revenue from sales of software licenses accounted for $637,820 (35% of total revenue). 1MAGE utilizes the popular UNIX, Linux and Windows NT operating systems and Informix Software's U2 RDBMS software. The Company's open systems technology makes its software transportable to numerous hardware products from varying manufacturers, including IBM's AS/400 systems. Because of the number of hardware manufacturers using the UNIX, Linux and Windows NT operating systems, the Company's software customers are rarely restricted in their choice of hardware manufacturers.

     The Company also sells peripheral products, at the customer's request, such as scanners and jukeboxes, although this aspect of the Company's business has been de-emphasized in recent years. Because computer hardware and peripheral products are purchased upon request to fill customer orders, no inventory is maintained. Hardware is generally shipped directly from the manufacturer to the customer. In 2000, revenue from hardware sales accounted for $113,217 (5%) of the Company's total revenue, as compared to $150,008 (8%) of total revenue for 1999.

SERVICES AND ANNUAL FEES

     The Company licenses its 1MAGE software to its customers and charges an annual license fee which must be paid to continue receiving support for the use of the software. During 2000 and 1999, annual license fees accounted for $896,376 and $751,712, respectively, of the Company's net sales. The Company believes recurring annual license fees from new and existing customers will contribute to the long-term stability of the Company. The Company also provides installation services and technical support to its customers. Technical support includes training, consulting services and other ongoing support. For the years ended December 31, 2000 and 1999, the revenues from these services accounted for $272,164, or 13%, and $266,808, or 15%, of the Company's net sales. The Company does not provide service for hardware; rather, service for computer hardware sold by the Company is provided directly by the manufacturer or the manufacturer's authorized dealer.

MARKETING AND DISTRIBUTION

     To date, the Company has signed VAR agreements for 1MAGE with ten resellers specializing in a variety of industries, including automotive retail, health care, public safety, utilities, employee benefit services, and a domestic and an international ASP (Application Service Provider). Under the business partner programs, the Company provides its 1MAGE to independent software integrators (resellers), who in turn market products, including or featuring 1MAGE, to each of their individual markets. The Company's overall marketing objective is to support the current business partners and to continue to enroll new software integrators in the program. The Company provides training aids, an Internet demonstration site, user instruction manuals and other documentation, and a newsletter to keep its resellers, as well as prospective resellers and customers, informed of new product applications and developments.

     The Company also markets 1MAGE through its direct sales force. Its general strategy is to (1) help its customers define the goals for their system, (2) provide the means of achieving those goals through its document management software and appropriately configured computer systems, and (3) help assure the ongoing success of this collaborative process by providing continuing support, including on-site personnel training and classroom educational programs. In addition, the Company markets its products and services over the Internet.

CUSTOMERS

     The Company sells its 1MAGE software to businesses in a wide variety of industries and markets, facilitated through the use of VARs.

     During the years 2000 and 1999, the Company generated 35% and 29%, respectively, of its revenue from one customer, Reynolds & Reynolds ("Reynolds"). Reynolds is a Fortune 500 company headquartered in Dayton, Ohio. In May 1994, the Company signed a software license agreement with Reynolds for the exclusive right to sublicense certain modules of 1MAGE (without payment of further license fees to the Company) to businesses primarily engaged in retail sales of new or used automobiles, trucks, or tractors. In 1996, the Company signed an engineering and maintenance agreement with Reynolds for the purpose of developing and providing new products, enhancements, maintenance, consulting, and programming services on an ongoing basis. License fees are paid to the Company for certain products subsequently available in newer releases of 1MAGE. These features include the Company's client software. Management believes that the loss of this customer would have a significantly adverse impact on the Company. Management does not believe that there is a substantial risk of any such loss in the foreseeable future.

SOURCES OF SUPPLY

     The current dealer agreement with Informix Software, Inc. to remarket their U2 RDBMS software runs through May 15, 2002. The Company has designed its product such that third party software can be easily integrated into the core products with minimal difficulty and effort.

POSSIBLE FLUCTUATIONS IN OPERATING RESULTS

     The Company's current focus on offering its proprietary imaging software to a broader range of customers, through its emerging MultiValue RDBMS reseller network and its direct sales force, is expected to lessen the historical quarterly fluctuations in the Company's operating results. Nevertheless, large sales or groups of sales of 1MAGE licenses may cause significant variances in quarterly results which may be difficult to predict.

     The Company's sales cycle, which generally commences at the time a prospective customer issues a request for proposal or otherwise demonstrates a serious interest in purchasing a system or software license and ends upon execution of a sales contract or software license, typically ranges from two to nine months. Operating results could vary from period to period as a result of the length of the sales cycle, the timing of individual system sales, resellers' performance and conditions in the target markets and the economy in general.

TRADE SECRET AND COPYRIGHT LAWS

     The Company regards its software as proprietary and relies for protection upon trade secret and copyright laws and non-disclosure agreements with its employees as well as restrictions on disclosure and transferability contained in its software license agreements with its customers. Despite these restrictions, it may be possible for competitors or customers to copy, or reverse compile, aspects of the Company's products or obtain information that the Company regards as proprietary. Furthermore, there can be no assurance that others will not independently develop software products similar to those developed or planned by the Company. Although the Company believes its software does not infringe on the proprietary rights of others and has not received any notice of claimed infringement, it is possible that portions of the software marketed by the Company could be claimed to infringe on existing proprietary rights. In the unlikely event that any such infringements are found to exist, there can be no assurance that any necessary licenses or rights could be obtained, or could be obtained on terms satisfactory to the Company. Further, in such event, the Company could be required to modify the infringing software. There can be no assurance that the Company would be able to do so in a timely manner, upon acceptable terms and conditions, or at all; even though the failure to do so could have a material adverse effect on the Company.

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


COMPETITION

     The Company experiences competition in its business from competitors who target one or more of the same markets or market segments as the Company. Software and systems that perform many of the same functions as the Company's systems and software are readily available from a number of competitors of the Company, some of which are larger and have greater financial, technical, marketing and other resources than the Company. The Company believes that the principal factors affecting a prospective customer's choice of a system are the database it uses, performance, service and price. The Company believes that usage of the popular Linux and UNIX operating systems and the MultiValue RDBMS has strengthened the Company's competitive position by making the Company's software compatible with more types of hardware and with the MultiValue application software offered by MultiValue software developers and system integrators. The Company further believes that its principal advantage over its competitors is the Company's utilization of the Linux, UNIX, and Windows NT-based open systems architecture and the MultiValue RDBMS that can be offered at lower prices.

LIMITED MARKETS

     The reseller program targets complementary markets and allows the Company to draw from a variety of industries with respect to its imaging software products. As noted above, the Company's strategy has been to expand the domestic and international markets for its imaging software by engaging resellers for various industries and markets.

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

PRODUCT DEVELOPMENT

     The computer industry is characterized by rapid technological changes in both software and hardware. In order to maintain the usefulness of its products and their compatibility with future hardware and software, the Company must continually modify and enhance its products. The Company capitalizes software development costs once technological feasibility is established. During 2000 and 1999, the Company spent $290,745 and $302,747, respectively, for computer software development.

EMPLOYEES

     As of February 28, 2001, the Company employed twenty-two persons, nineteen of whom serve on a full-time basis and three on a part-time basis. Responsibilities are divided as follows: nine persons in sales and marketing, ten in technical support and programming functions, and three in administrative positions.

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

ITEM 2.   PROPERTIES

     The Company's executive offices consist of approximately 4,181 square feet at Plaza Quebec, 6025 South Quebec Street, Suite 300, Englewood, Colorado, 80111 and are occupied pursuant to a sublease agreement between the Company and Communications World International, Inc., with monthly rental payments of $7,442. The term of the sublease commenced February 1, 1999 and will terminate on July 31, 2003. The landlord is responsible for property taxes, utilities, janitorial services, repairs, and maintenance. The Company believes that its facilities and equipment are in good condition and are satisfactory for their present uses.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the Company's calendar year ended December 31, 2000.

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


          2000
          ----
                                   High                       Low
                                   ----                       ---

        First Quarter              $4.19                     $1.19
        Second Quarter              3.00                      1.13
        Third Quarter               1.50                       .88
        Fourth Quarter              1.06                       .63

          1999
          ----
                                   High                       Low
                                   ----                       ---

        First Quarter              $ .97                      $.53
        Second Quarter              2.03                       .97
        Third Quarter               1.56                       .94
        Fourth Quarter              1.22                       .66

     These quotations reflect interdealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

     On February 28, 2001, the closing bid price per share for the Common Stock was $.65 as reported on OTC:BB. On that same date, there were approximately 1,326 holders of record of the Common Stock.

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


STATEMENTS OF OPERATIONS                YEARS ENDED DECEMBER 31,

In thousands, except for per share data:
                                   2000    1999   1998    1997   1996
                                   ----    ----   ----    ----   ----

Net Sales                          $2,163  $1,806 $2,151  $1,809$2,005
Cost of Sales                         934     987    935     918   905
Gross Profit                        1,229     819  1,216     891 1,100
Gross Profit (as a % of Net Sales)    57%     45%    57%     49%   55%
Selling, General & Administrative
 expenses                           1,211   1,163  1,097   1,363 1,280
Income(Loss) before Income Taxes       11   (365)      5   (479)  (91)
Net Income(Loss)                        8   (367)      2   (484)  (96)
Net Income(loss) Per Share             .00  (.16)    .00  (0.23) (0.05)
Weighted Average Number of
Outstanding Shares                  3,056   2,330  2,173   2,146 2,055


BALANCE SHEETS                          YEARS ENDED DECEMBER 31,

In thousands:
                                   2000    1999   1998    1997   1996
                                   ----    ----   ----    ----   ----
Working Capital/(Deficit)         $  (93) $ (186) $  196  $   43$  165
Total Assets                        1,428   1,364  1,710   1,602 1,980
Long Term Obligations                   3       1    154     159     8
Total Stockholders Equity             714     654    922     860 1,200



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
      YEAR  ENDED  DECEMBER 31, 2000 COMPARED TO YEAR ENDED  DECEMBER  31,
1999.
The Company's revenue for the year ended December 31, 2000 of $2,162,663 was 20% greater than $1,806,348 reported for the year earlier. The increase in revenue is attributable to the combination of a $243,000 (38%) increase in software sales and a $145,000 (19%) increase in recurring annual license fees. Management believes these two components of revenue are crucial for the long-term success of the Company. Hardware sales comprise just 5% of the total revenue, as compared to 8% a year ago. The professional service group increased consulting revenue by 2% for the year, posting revenue of $272,000. Sales through reseller channels increased $220,000, or 33%, from the year earlier. Gross profit on revenue for the year 2000 increased to 57%, as compared to 45% for 1999, as a direct result of the significant increase in software sales.
Selling, general and administrative expenses increased just 4% (or $48,000) for the year over year periods. Sales and marketing expenses increased $61,000 as the Company made concerted efforts to expand its presence in targeted markets. Net income of $8,154 for 2000 reflects a $375,000 gain over the previous year, when the Company experienced a
significant slowdown in sales due to the Y2K situation.   Earnings per
share for the year 2000 were $.00, as compared to a loss per share of ($.16) for 1999.

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

   Gross profit decreased $398,000 (33%) as a result of lower revenue from software sales in 1999. Revenue from services and annual fees of $1,018,520 was $144,000 less than total selling, general & administrative ("SG&A") expenses of $1,163,000 in 1999. It remains an important goal for the Company to have all SG&A expense covered by services and recurring annual fees so the net effective margin on revenue from software sales can be very high. SG&A expenses increased $66,000 (6%) for the twelve months ended December 31, 1999, as a result of slight increases in sales and marketing efforts. Loss from operations in 1999 was ($343,978), as compared to income from operations of $120,045 (before merger expenses) in 1998. Net loss of ($367,193) or ($.16) per share were reported for the year ended December 31, 1999, versus net income of $2,380 or ($.00) per share for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased $103,473 during the twelve months ended December 31, 2000 due to timing of collections on accounts receivable. Accounts receivable on December 31, 2000 were $407,251, an increase of $203,144 from December 31, 1999. Cash of $290,745 was used for software development costs incurred primarily to develop new client, server and workflow products that facilitate viewing images via the Internet. The Company had working capital of ($92,704) on December 31, 2000. Deferred income of $213,000 is recorded as a current liability and represents pro-rated revenue for software licenses billed in 2000.

     The Company's internal sources of liquidity are revenues from operations and cash on hand. The Company receives most of its revenues for software licenses and system sales upon installation and does not maintain inventory balances. The Company has a $200,000 revolving line of credit. The loan is collateralized by all accounts and general intangibles of the Company. Borrowings outstanding under the line of credit at February 28, 2001 were $150,000.

     The Company has no material commitments for capital expenditures for 2001.

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




ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1MAGE SOFTWARE, INC.
--------------------

INDEX TO FINANCIAL STATEMENTS
-----------------------------
                                                                      PAGE
                                                                      ----

INDEPENDENT ACCOUNTANTS' REPORT                                       16

BALANCE SHEETS - December 31, 2000 and 1999                           17

STATEMENTS OF OPERATIONS - For the Years Ended December 31, 2000, 1999
 and 1998                                                             18

STATEMENTS OF SHAREHOLDERS' EQUITY - For the Years Ended
 December 31, 2000, 1999 and 1998                                     19

STATEMENTS OF CASH FLOWS - For the Years Ended December 31, 2000, 1999
and 1998                                                              20

NOTES TO FINANCIAL STATEMENTS                                         22

INDEPENDENT ACCOUNTANTS' REPORT ON FINANCIAL STATEMENT SCHEDULES      34

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS                     35

                      INDEPENDENT ACCOUNTANTS' REPORT
                     --------------------------------

To the Board of Directors and Shareholders of 1mage Software, Inc.
Englewood, Colorado


We have audited the accompanying balance sheets of 1mage Software, Inc. as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1mage Software, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

                                              /S/ BAIRD, KURTZ & DOBSON



Denver, Colorado
February 2, 2001



1MAGE SOFTWARE, INC.
BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

                                                2000           1999
ASSETS                                          ----           ----

CURRENT ASSETS:
   Cash and cash equivalents                 $  150,457  $  253,930
   Receivables:
      Trade (less allowance: 2000, $10,000;
      1999, $10,000)                            407,251     204,107
  Related parties                                     -       1,635
   Inventory                                     38,654      49,207
Prepaid expenses and other current assets        21,233      13,428
                                             ----------  ----------
      Total current assets                      617,595     522,307

PROPERTY AND EQUIPMENT, at cost, net             55,177      69,263

OTHER ASSETS:
   Software development costs, net              754,734     771,919
   Other                                            100         100
                                             ----------  ----------
TOTAL ASSETS                                 $1,427,606  $1,363,589
                                             ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                            $  200,000  $  168,235
   Current portion of capital lease
    obligations                                   1,785       3,857
   Deferred revenue                             213,494     210,000
   Accounts payable                             185,468     209,882
   Accrued liabilities                          109,450     116,647
                                             ----------  ----------
      Total current liabilities                 710,197     708,621

LONG-TERM OBLIGATIONS:
   Capital lease obligations                      3,224         521

SHAREHOLDERS' EQUITY:
   Common Stock, $.004 par value
-    - 10,000,000 shares authorized;
   shares outstanding: 2000 -
   3,146,554; 1999 - 2,642,493                   12,586      10,569
   Additional paid-in capital                 7,238,658   7,189,091
   Accumulated deficit                       (6,537,059) (6,545,213)
                                             ---------- -----------
     Total shareholders' equity                 714,185     654,447
                                             ---------- -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $1,427,606  $1,363,589
                                             ========== ===========

See notes to financial statements.


1MAGE SOFTWARE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                2000        1999             1998
                                ----        -----            ----

REVENUE:
   System sales and software
     licenses               $  994,123     $  787,828       $1,059,864
   Services and annual fees  1,168,540      1,018,520        1,091,587
                            ----------     ----------       ----------
   Total revenue             2,162,663      1,806,348        2,151,451
                            ----------     ----------      ----------

COST OF REVENUE:
   System sales and software
     licenses                  558,016        596,128          608,895
   Services and annual fees    375,356        391,277          325,963
                            ----------     ----------       ----------
      Total cost of revenue    933,372        987,405          934,858
                            ----------     ----------       ----------

GROSS PROFIT                 1,229,291        818,943        1,216,593

OPERATING EXPENSES:
   Selling, general &
     administrative          1,211,288      1,162,921        1,096,548
                            ----------     ----------       ----------

INCOME/(LOSS) FROM OPERATIONS   18,003       (343,978)         120,045
                            ----------     ----------       ----------

OTHER INCOME/(EXPENSE):
   Interest income               8,059          9,665            5,724
   Canceled merger costs             -              -          (85,277)
   Interest expense            (15,408)       (32,140)         (34,046)
   Other                             -          1,760           (1,566)
      Total other income    ----------     ----------       ----------
       (expense)                (7,349)       (20,715)        (115,165)
                            ----------     ----------       ----------

INCOME/(LOSS) BEFORE INCOME
  TAXES                         10,654       (364,693)           4,880

PROVISION FOR INCOME TAXES       2,500          2,500            2,500
                            ----------     ----------       ----------

NET INCOME/(LOSS)           $    8,154     $ (367,193)      $    2,380
                            ==========     ==========       ==========

BASIC AND DILUTED INCOME
 (LOSS) PER COMMON SHARE    $     0.00     $     (.16)      $     0.00
                            ==========     ==========       ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING   3,055,600      2,329,818        2,172,932
                            ==========     ==========       ==========


See notes to financial statements.



1MAGE SOFTWARE, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                            Additional
                                       Common Stock          Paid-In
                                      Shares     Amount      Capital
                                      -----------------      ----------

Balances, January 1, 1998           2,142,845  $  8,571    $ 6,845,100
   Exercise of incentive stock
    options                            60,174       240         59,147
   Net income                               -         -              -
   --------------------------------------------------------------------
Balances, December 31, 1998         2,203,019     8,811      6,904,247
   Conversion of notes payable
    into Common Stock                 326,474     1,306        201,180
   Exercise of incentive stock
    options                           113,000       452         65,618
   Issuance of non-qualified
    stock options                           -         -         18,046
   Net loss
   --------------------------------------------------------------------
Balances, December 31, 1999         2,642,493    10,569      7,189,091
   Exercise of incentive stock
    options                           447,375     1,790        196,047
   Surrender shares for exercise of
    incentive stock options           (32,294)     (129)      (128,078)
   Exercise of Class A Warrants       100,000       400         43,350
   Surrender shares for exercise of
    Class A Warrants                  (11,020)      (44)       (43,706)
   Cancellation of non-qualified
    stock options                           -         -        (18,046)
   Net income                               -         -              -
   --------------------------------------------------------------------
Balances, December 31, 2000         3,146,554   $12,586     $7,238,658
   ====================================================================



                                        Accumulated
                                          Deficit         Total
                                        ------------      -----

Balances, January 1, 1998               (6,180,400)      $673,271
  Exercise of incentive stock
   options                                       -         59,387
  Net income                                 2,380          2,380
  --------------------------------------------------------------------
Balances, December 31, 1998             (6,178,020)       735,038
  Conversion of notes payable
   into Common Stock                             -        202,486
  Exercise of incentive stock
   options                                       -         66,070
  Issuance of non-qualified
   stock options                                 -         18,046
   Net loss                               (367,193)      (367,193)
  --------------------------------------------------------------------
Balances, December 31, 1999             (6,545,213)       654,447
  Exercise of incentive stock options            -        197,837
  Surrender shares for exercise of
   incentive stock options                       -       (128,207)
  Exercise of Class A Warrants                   -         43,750
  Surrender shares for exercise of
   Class A Warrants                              -        (43,750)
  Cancellation of non-qualified
   stock options                                 -        (18,046)
  Net income                                 8,154          8,154
  --------------------------------------------------------------------
Balances, December 31, 2000            $(6,537,059)     $ 714,185
  ====================================================================

See notes to financial statements.


1MAGE SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                           2000         1999       1998
                                           ----         ----       ---

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)                     $   8,154   $(367,193)   $  2,380
  Adjustments to reconcile earnings/
   (loss) to net cash provided
   by operating activities:
  Depreciation and amortization           342,338     367,838     398,806
  (Cancellation)/Issuance of stock
   options for services                   (18,046)     18,046           -
  Changes in assets and liabilities:
     Receivables                         (201,509)    328,083    (265,923)
     Inventory                             10,553       6,597      37,919
     Prepaid expenses and other assets     (7,805)     (3,707)     (2,048)
     Accounts payable                     (24,414)    (83,001)    101,345
     Accrued liabilities and deferred
      income                               (3,703)      6,519     (43,667)
                                        ---------    --------    --------
        Net cash provided by
          by operating activities         105,568     273,182     228,812
                                        ---------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment        (14,125)    (25,870)     (7,908)
Additions to capitalized software        (290,745)   (302,747)   (295,266)
Redemption of certificate of deposit            -      25,000           -
Increase in other assets                        -           -        (100)
                                        ---------    --------    --------
        Net cash used for investing
         activities                      (304,870)   (303,617)   (303,274)
                                        ---------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to line of credit               300,000      68,235      60,000
Repayment of line of credit              (268,235)    (50,000)    (60,000)
Repayment of long-term obligations         (5,566)     (4,611)    (12,047)
Proceeds from exercise of Common
 Stock options                             69,630      66,070      59,387
                                       ----------    --------    --------
        Net cash provided by financing
         activities                        95,829      79,694      47,340
                                       ----------    --------    --------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                        (103,473)     49,259     (27,122)
CASH AND CASH EQUIVALENTS, beginning
 of year                                  253,930     204,671     231,793
                                       ----------    --------    --------
CASH AND CASH EQUIVALENTS, end of year $  150,457    $253,930    $204,671
                                       ==========    ========    ========

See notes to financial statements


1MAGE SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                               2000      1999       1998
                                               ----      ----       ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid for interest                  $15,408     $15,820     $16,204
                                          =======     =======     =======
  Income taxes paid                       $ 2,500     $ 2,500     $ 2,500
                                          =======     =======     =======

SUPPLEMENTAL SCHEDULE OF NON-CASH
 ACTIVITIES:
  Acquisition of property and equipment
   by assuming capital lease obligations  $ 6,197     $     -     $     -
                                          =======     =======     =======


1MAGE SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998

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

     SOFTWARE DEVELOPMENT COSTS are capitalized when technological feasibility is established. Such costs are stated at the lower of unamortized cost or net realizable value. Amortization is computed using either the straight-line method based on estimated economic lives of the products (five years) or the ratio that current product revenues bear to the total of current and anticipated future product revenues, whichever is greater.
     It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the products, or both will be reduced significantly in the near term due to competitive pressure. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term. The amounts capitalized for the years ended December 31, 2000, 1999, and 1998 were $290,745, $302,747, and $295,266, respectively.
     Amortization of these costs totaled $307,930, $317,400, and $322,319, respectively. The net realizable value of such capitalized costs is reviewed by management on a periodic basis, and costs in excess of net realizable value, if any, are charged to operations.

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

     One customer accounted for 35% of 2000 revenues. One customer accounted for 28% of accounts receivable at December 31, 2000.

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

2.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consists of the following:


                                      2000          1999
                                      ----          ----

        Equipment                  $ 626,656     $ 606,333
        Furniture                     43,313        43,313
        Leasehold improvements         8,262         8,262
                                   ---------     ---------
                                     678,231       657,908
        Less: accumulated
         depreciation               (623,054)     (588,645)
                                   ---------     ---------
                                   $  55,177     $  69,263
                                   =========    =========

3.   ACCRUED LIABILITIES

     Accrued liabilities at December 31 consists of the following:

                                         2000                1999
                                        ----               -----

          Sales tax payable          $ 22,949            $ 38,465
          Accounting and audit fees    15,486              21,000
          Accrued compensation         32,124               9,773
          Other                        38,891              47,409
                                     --------            --------
                                     $109,450            $116,647
                                     ========            ========

4.   LINE OF CREDIT

     The Company has a $200,000 revolving bank line of credit which is due February 24, 2001 and bears interest at prime plus 1.5% (total rate of 11.0% at December 31, 2000) and is collateralized by all accounts and general intangibles of the Company. Total borrowings outstanding under the line of credit were $200,000 and $168,235 at December 31, 2000 and 1999, respectively.

5.   CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

     The Company had convertible notes payable to related parties
     (shareholders) at December 31, 1998 of $150,000 plus accrued interest of $52,486. The principal and interest amounts were converted into 326,474 shares of Common Stock during 1999.

     Interest expense for the years ended December 31, 2000, 1999, and 1998 to related parties was $0, $16,321, and $17,842, respectively.

6.   SHAREHOLDERS' EQUITY

     STOCK COMPENSATION PLANS

     At December 31, 2000, the Company has three stock-based compensation plans, which are described below. The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the dates of awards under those plans consistent with the method of FASB Statement 123, the Company's net income (loss) and earnings (loss) per share would have been as indicated below:

                                  2000           1999         1998
                                  ----           ----         ----

     Net income (loss):
               As reported    $    8,154     $(367,193)    $   2,380
               Pro forma      $ (147,361)    $(518,211)    $(127,196)
     Loss per common share:
               As reported    $     0.00     $   (0.16)    $    0.00
               Pro forma      $    (0.05)     $  (0.22)    $   (0.06)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2000, 1999 and 1998:

                                  2000       1999          1998
                                  ----       ----          ----

        Dividend Yield              0%          0%            0%
        Expected Volatility       135%        144%          151%
        Risk-Free Interest Rate  5.00%       6.00%         6.00%
        Expected Lives           3.2 years   8.7 years    8.9 years

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are freely transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     1996 EQUITY INCENTIVE PLAN
     In September 1996, the Board of Directors authorized 1,000,000 shares of Common Stock for issuance under its 1996 Equity Incentive Plan ("1996 Plan") as incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"). The Company grants ISOs only to employees. The Company grants NQSOs and restricted stock to persons who are employees of the Company and to non-employee directors.

     The options are granted to purchase Common Stock at the fair market value on the grant date or at other prices as determined by the Board of Directors. The option-vesting period is determined at the time of each grant, and all options expire two to ten years from the grant date.

     A summary of the 1996 Plan stock option activity follows:

                         Outstanding   Value Per            Weighted Avg.
                            Shares       Share     Total    Exercise Price
                         -----------   ---------   -----    --------------
     Balances, January
     1,   1998            275,000     $.44 - $1.47 $131,219     $.48
     Canceled            (235,000)   $.63 - $1.25  (175,003)    (.74)
     Granted              413,000    $.34 - $.78    239,702      .58
                          -------                   -----------------
     Balances, December
     31, 1998             453,000                   195,918      .43
     Granted              375,000    $.33-$1.29     233,100      .62
                          -------                   -----------------
     Balances, December
     31, 1999             828,000                   429,018      .52
     Granted              192,500    $.63-$1.44     126,813       .66
     Canceled            (189,000)   $.33-$.66     (105,976)     (.56)
     Exercised           (198,000)   $.34-$1.47     (79,137)     (.40)
     Balances, December  ========                   =================
     31, 2000             633,500                  $370,71       $.59
                         ========                   =================

     ---------------------------------------------------------------------
     The following table summarizes information about stock options under the plan at December 31, 2000.

                           Outstanding             Exercisable
                 ----------------------------------   --------------------

                             Weighted
                             Average     Weighted              Weighted
   Range of         Number   Remaining   Average               Average
   Exercise         Out-     Contractual Exercise  Number      Exercise
   Prices         standing   Life        Price     Exercisable Price
   ------------   -------- -----------   --------- ----------- ---------
   0.34 to 0.44   235,000  6.5 years     0.44   235,000      0.44
   0.63 to 0.84   382,500  8.6 years     0.64   292,000      0.65
   1.28 to 2.06    16,000  9.0 years     1.36    16,000      1.36


     At December 31, 2000, options for 543,000 shares were exercisable under the 1996 Plan. There were 168,500 shares available for future grant.

     The weighted-average fair value of options granted during the year totaled $.52, $.65, and $.36, per share for the years ended December 31, 2000, 1999, and 1998 respectively.

     1994 STOCK OPTION AND GRANT PLAN
     In April 1994, the Company authorized 700,000 shares of Common Stock for issuance under its 1994 Stock Option and Grant Plan ("1994 Plan") to employees and directors.

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

     Details of activity under the 1994 Plan are as follows:

     --------------------------------------------------------------------
Stock Options    Outstanding       Value Per        Total  Weighted Avg.
                                    Share                  Exercise Price
     --------------------------------------------------------------------

Balances,
January 1, 1998     281,175        $.63 - $1.44     $ 189,264   $ .67
        Granted     200,500             $.34           68,972     .34
        Canceled    (50,000)       $.63 - $ .88       (33,100)   (.66)
        Exercised   (10,174)       $.63 - $1.44        (9,388)   (.92)
                  ---------                        ---------------------
Balances,
December 31, 1998   421,501                           215,748     .51
        Granted     104,000             $.66           68,245     .66
        Canceled    (13,501)       $.34 - $1.44        (7,956)   (.59)
        Exercised  (113,000)       $.34 - $ .78       (66,070)   (.58)
                  ---------                        ---------------------
Balances,
December 31, 1999   399,000                           209,967     .53
        Granted       9,500             $.63            5,939     .63
        Canceled     (5,250)       $.34 - $1.28        (4,614)   (.88)
        Exercised   (86,000)       $.34 - $1.28       (45,974)   (.53)
                  =========                        =====================
Balances,
December 31, 2000   317,250                         $ 165,318   $ .52

-------------------------------------------------------------------------




     Stock Grants                 Grant Price      Total      Weighted
                                                              Average
                                                              Exercise
                                                              Price
     -------------                -----------      -----      ----------

Balances, January 1, 1998    83,166  $.84 - $1.13   $138,247   $1.66
  Granted/Canceled             -          -            -         -
Balances, December 31, 1998  83,166                  138,247    1.66
  Granted/Canceled             -          -           -          -
                            -------                ---------------------
Balances, December 31, 1999  83,166                  138,247    1.66
  Granted/Canceled              -         -           -          -
                            -------                ---------------------
Balances, December 31, 2000  83,166                 $138,247   $1.66

-------------------------------------------------------------------------

     The following table summarizes information about stock options under the plan at December 31, 2000.

                           Outstanding                    Exercisable
                           -----------                    -----------
                           Weighted
                           Average     Weighted              Weighted
Range of                   Remaining   Average               Average
Exercise       Number      Contractual Exercise  Number      Exercise
Prices       Outstanding   Life        Price   Exercisable  Price
------------ -----------  ------------ -------- -----------  --------

0.34 to 0.44   126,750   5.5 years       0.34    78,500      0.34
0.63 to 0.84   190,500   4.5 years       0.64   125,000      0.63


      The weighted-average fair value of options granted during the year totaled $.48, $.64, and $.33, per share for the years ended December 31, 2000, 1999, and 1998, respectively.

      At December 31, 2000, options to purchase 203,500 shares of Common Stock were exercisable and 3,599 shares were available for future grant.

     1993 STOCK OPTION PLAN

       In May 1994, the Company authorized 235,000 shares of Common Stock for issuance under its 1993 Stock Option Plan ("1993 Plan") as incentive or non-qualified stock options. The Company grants non-qualified stock options to officers, directors and employees.
   Incentive stock options may be granted to employees.

   The options are granted to purchase Common Stock at the fair market value on the grant date or at other prices as determined by the Board
   of Directors.   The option-vesting period is determined at the time of
   each grant, and all options expire two to ten years from the grant date.

   A summary of the 1993 Plan stock option activity follows:

                    Outstanding                            Weighted Avg.
                       Shares   Value Per Share    Total   Exercise Price
                    ------------ -------------     -----   --------------

     Balances,
     January 1, 1998   245,275   $.77 - $1.37  $  261,950    $ 1.07
        Canceled      (236,275)  $.63 - $1.81    (254,231)    (1.08)
        Granted        230,675   $.34 - $ .44     100,593       .44
                      ---------                 ---------------------
     Balances,
     December 31, 1998 239,675                   108,312        .45
        Canceled/Granted  -                         -            -
                      --------                   ---------------------
     Balances,
     December 31, 1999 239,675                   108,312        .45
        Granted           -                         -            -
        Exercised     (163,375)  $.44 - $.75      (72,727)    ( .45)
                      --------                   ---------------------
     Balances,
     December 31, 2000  76,300                    $35,585     $ .47
                      ========                   =====================


     The following table summarizes information about stock options under the plan at December 31, 2000.

                             Outstanding                Exercisable
                  ----------------------------------  ----------------
                               Weighted
                               Average    Weighted             Weighted
         Range of             Remaining   Average              Average
         Exercise   Number   Contractual  Exercise     Number  Exercise
          Prices Outstanding     Life      Price    Exercisable Price
         -------------------  ----------  --------  ----------- -----

      0.34 to 0.44   71,300    5.6 years   0.43       69,550       0.44
      0.63 to 0.84    4,000    6.0 years   0.75        4,000       0.75
      1.28 to 2.06    1,000    5.5 years   1.72        1,000       1.72

     The weighted-average fair value of options granted during the year totaled $.44 for the year ended December 31, 1998.

     At December 31, 2000, options for 74,550 shares were exercisable under the 1993 Plan. There were options for 3,500 shares available for grant.

     COMMON STOCK WARRANTS

     On January 28, 1994, the Board of Directors granted 100,000 warrants to an officer to purchase shares of Common Stock at an exercise price of $1.5625 per share, expiring on January 31, 1999. In January 1998, these warrants were repriced to $.44 per share and the term was extended until January 28, 2004. In March 2000, the officer exercised these warrants. There are no common stock warrants outstanding as of December 31, 2000.

     COMMON STOCK RESERVED

     Common Stock reserved at December 31, 2000 was as follows:
       1996 Equity Incentive Plan               802,000
       1994 Stock Option and Grant Plan         320,849
       1993 Stock Option Plan                    79,800
                                              ---------
                                              1,202,649
                                              =========


7.   INCOME TAXES

     The provisions for income taxes for the years ended December 31, consists of:



     Current:                 2000           1999                1998
                              ----           ----                -----

          Federal            $    -         $    -              $    -
          State               2,500          2,500               2,500
                             ------         ------              ------
             Total current    2,500          2,500               2,500
                             ------         ------              ------
     Deferred:
          Federal                 -              -                   -
          State                   -              -                   -
                             ------         ------              ------
             Total deferred $2,500          $2,500              $2,500
                             ======         ======              ======

The following is a reconciliation of statutory federal income taxes to the actual provision for income taxes:

                                           2000          1999     1998
                                           ----          ----     ----
Federal income taxes at statutory rate $   3,600     $(124,845) $  1,659
Increase(decrease) in taxes resulting
 from state income taxes                    (800)      (16,380)      107
Increase(decrease) in deferred tax
 asset valuation allowance              (133,000)       76,000   (20,000)
Expiration of business tax credits       121,000        61,000    30,000
Other, net                                11,700         6,725    (9,266)
                                       ---------      --------   -------
Provision for income taxes             $   2,500      $  2,500  $  2,500
                                       =========      ========  ========

     The components of the net deferred tax liability recognized in the accompanying balance sheets are as follows:

                                           2000                 1999
                                          -----                 ----

     Deferred tax liability                 $2,000               $1,000
     Deferred tax asset                 (2,286,000)          (2,418,000)
     Valuation allowance                 2,284,000            2,417,000
                                      -----------          -----------
                                      $         -          $         -
                                      ================================

     The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and their approximate tax effects are as follows:

                                            2000             1999
                                            ----             ----

     Future income (deductions):
      Net operating loss               $(2,242,000)   $(2,234,000)
      Allowance for doubtful accounts       (4,000)        (4,000)
      General business tax credits         (14,000)       135,000)
      Depreciation                         (18,000)       (30,000)
      Stock options                         (5,000)       (12,000)
      Other                                 (1,000)        (2,000)
                                        -----------    -----------
                                       $(2,284,000)   $(2,417,000)
                                        ===========    ===========

     The Company has net operating loss carry forwards for federal income tax purposes of approximately $5,561,000. General business tax credits carry forwards of approximately $14,000 are available to reduce future federal income taxes. These carry forwards expire on varying dates from 2001 through 2013.

8.   EMPLOYEE BENEFIT PLAN

     The Company has a Cash or Deferred Profit Sharing Plan ("the 401(k) Plan"). The 401(k) Plan is designed to qualify under Section 401(k) of the Internal Revenue Code and allows the Company to make discretionary contributions as determined by the Company's Board of Directors. For the years ended December 31, 2000, 1999, and 1998, the Company contributed $3,988, $2,476, and $1,289 to the 401(k) Plan.

9.   COMMITMENTS AND CONTINGENCIES

     At December 31, 2000 and 1999, equipment with a net book value of $10,735 and $7,635, net of accumulated amortization of $9,626 and $6,002, respectively, has been leased under capital leases.

     The Company leases its executive offices under a noncancelable operating lease which expires in July 2003.

     Future minimum payments for lease obligations are as follows:


                                        Capital      Operating
                                        ------       ---------

                      2001             $  3,574     $  89,304
                      2002                3,060        89,304
                      2003                  510        52,094
                                       --------     ---------
       Total minimum lease payments       7,144     $ 230,702
                                                     =========
       Amount representing interest      (2,135)
                                        --------
       Present value of min. lease
        payments                          5,009
       Current portion                   (1,785)
                                        --------
       Long-term portion               $  3,224
                                        ========

     The Company has bonus agreements with two officers that provide for quarterly bonuses of 5% and 4%, respectively, of the Company's pre-tax profits. The Company expensed bonuses of $15,968, $1,312, and $9,536 under these agreements for the years ended December 31, 2000, 1999, and 1998, respectively.

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

     The estimated fair values of the Company's financial instruments at December 31, 2000 are as follows:




                                        Carrying Amount Fair Value
                                        ---------------------------

      Assets
      ------
        Cash and cash equivalents       $  150,457     $  150,457
        Receivables                     $  407,251     $  407,251

      Liabilities
      -----------
        Accounts payable                $  185,468     $  185,468
        Line of credit                  $  200,000     $  200,000

     The estimated fair values of the Company's financial instruments at December 31, 1999 are as follows:



                                   Carrying Amount      Fair Value
                                   ---------------      ----------

      Assets
      ------
      Cash and cash equivalents         $ 253,930       $ 253,930
      Receivables (including $1,635
      from related parties)             $ 205,742       $ 205,742

      Liabilities
      -----------
      Accounts payable                  $ 209,882       $ 209,882
      Line of credit                    $ 168,235       $ 168,235

12.  SEGMENT INFORMATION

     The Company operates in one industry segment consisting of the development and marketing of electronic document image management and retrieval systems. The Company's technologies are managed as one segment because it offers similar products in similar markets and the factors determining strategic decisions are comparable for all products and markets.

     Sales to foreign markets totaled $57,911, $102,831, and $35,003 for the years ending December 31, 2000, 1999, and 1998, respectively.

INDEPENDENT ACCOUNTANTS' REPORT
ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Shareholders of 1mage Software, Inc.
Englewood, Colorado



In connection with our audit of the financial statements of 1mage Software, Inc. for each of the three years in the period ended December 31, 2000, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the financial statements.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.

                                             /s/ Baird, Kurtz & Dobson





Denver, Colorado
February 2, 2001



1mage Software, Inc.

SCHEDULE VIII
VALUATION AND QUALIFYING ACCOUNTS
-------------------------------------------------------------------------


                                      Additions
                          Balance at charged to:  Additions     Balance
                          beginning   Costs and  charged to:   at end of
                          of period    expenses   deductions     period

  For the Year Ended
   December 31, 2000
   Allowance for
   Doubtful Accounts        $10,000    $31,403     $31,403       $10,000
  For the Year Ended
   December 31, 1999
   Allowance for
   Doubtful Accounts        $15,000    $39,485     $44,485       $10,000
  For the Year Ended
   December 31, 1998
   Allowance for
   Doubtful Accounts        $20,000    $41,984     $46,984       $15,000



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

                                 PART III
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following sets forth certain information concerning the Company's Executive Officers and Directors:

                          FIRST YEAR AS
                            EXECUTIVE
                            OFFICER OR             POSITION
NAME               AGE       DIRECTOR            WITH COMPANY
----                --     -------------        --------------

David R. DeYoung    55        1981         President, Chief Executive
                                           Officer and Director
Robert Wiegand II   54        1992         Secretary and Director
Mary Anne DeYoung   47        1994         Treasurer, Chief Financial
                                            Officer, Asst. Secretary and
                                            Director
Richard A. Knapp    55        1997          Director

James J. Capeless   61        2000         Director


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


MARY ANNE DEYOUNG - TREASURER, CHIEF FINANCIAL OFFICER, ASSISTANT SECRETARY AND DIRECTOR
     Ms. DeYoung was elected to the Board of Directors in April 1996. Ms. DeYoung was appointed Treasurer, Chief Financial Officer and Assistant Secretary of the Company on December 15, 1994. Ms. DeYoung has served as Vice President, Finance and Administration since July 1986. Ms. DeYoung joined the Company as Controller in April 1981. From 1975 to 1981, Ms. DeYoung was a systems analyst with Arthur Andersen LLP, a financial analyst, and an independent financial consultant. Ms. DeYoung holds a Bachelor of Science Degree in Accounting from the University of Santa Clara. Ms. DeYoung is the spouse of David R. DeYoung.

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

JAMES J. CAPELESS - DIRECTOR
     Mr. Capeless was elected to the Board of Directors in May 2000. Mr. Capeless currently serves as a consultant to small and medium size businesses in the high technology sector. Mr. Capeless served as CEO of VMARK Software, Inc. (VMARK) in Westborough, MA from 1988 until 1996. Under his leadership, VMARK achieved seven-plus years of revenue and profit growth from business operations, including a string of 25 consecutive quarters. From 1985 until 1988, he served as Vice President, Marketing for VMARK. From 1983 until 1985, Mr. Capeless served as Vice President, Marketing Development for Infinet, Inc. in Andover, MA. He served as Director of International Marketing for Prime Computer (Natick,
MA) from 1980-1983. Prior to that, Mr. Capeless served in various capacities at Honeywell Information Systems in Waltham, MA from 1962 until 1980. Mr. Capeless holds both BA and MA degrees from the University of Massachusetts.

ITEM 11.     EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the executive compensation of two of the Company's Executive Officers for each of the Company's last three fiscal years. There were no other Executive Officers serving at the end of the last fiscal year whose compensation was greater than $100,000.




                              ANNUAL          LONG TERM       ALL OTHER
                          COMPENSATION*     COMPENSATION**   COMPENSATION
                          -------------     --------------   ------------
                          SALARY  BONUS         AWARDS            ***
                          ------  ------    --------------   ------------
NAME AND                                    SECURITIES
PRINCIPAL                                   UNDERLYING
POSITION          YEAR      ($)      ($)     OPTIONS (#)          ($)
----------        ----    ------   ------   ------------     ------------

David R. DeYoung  2000    144,435  8,872        50,000           3,767
President, CEO    1999    132,053     730       60,000           4,812
                  1998    129,820   4,817      432,375**         5,772

Mary Anne DeYoung 2000    102,898  7,096        50,000           2,187
CFO, Treasurer,   1999     95,214    582        60,000           2,155
Asst. Secretary   1998     93,246  3,854       199,800***        2,155



* Neither Mr. DeYoung nor Ms. DeYoung received additional compensation other than noted above, the aggregate amount of which was the lesser of either $50,000 or 10% of their annual salary and bonus.

** For 1998, includes 337,375 stock options which were repriced to fair market value on January 15, 1998.

*** For 1998, includes 124,800 stock options which were repriced to fair market value on January 15, 1998.

**** Includes insurance premiums paid by the Company for term life and disability insurance, as well as premiums paid for a key-man life insurance policy which has the death benefit assigned to the Company and the cash value of the policy intended to accrue for the benefit of Mr. DeYoung.

OPTION GRANTS IN LAST FISCAL YEAR
     The following table sets forth the information concerning individual grants of stock options during the last fiscal year to the named Executive
Officers:


                             INDIVIDUAL GRANTS

                            % of Total
             Number of       Options
     Name    Securities     Granted to             Exercise
             Underlying     Employees              or Base   Expiration
             Options       in Fiscal               Price       Date
            Granted(#)        Year               ($/Share)

D.R. DeYoung    50,000          25%                  .625      12/04/10
Mary Anne       50,000          25%                  .625      12/04/10
 DeYoung


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth information concerning each exercise of stock options during the last fiscal year by the named Executive Officers and the fiscal year-end value of unexercised options:


                                             Number of         Value of
                                             securities      unexercised
                                             underlying      in-the-money
                                            unexercised       options at
             Shares                          options at         fiscal
           acquired on         Value           fiscal          year-end
Name       exercise(#)      Realized($)     year-end(#)          ($)*

D.R. DeYoung  254,375         $907,462         288,000/0       $190,080/0
Mary Anne      75,000         $271,950         234,800/0       $154,968/0
 DeYoung



*Based upon the fair market value of the Common Stock on December 31, 2000 of $.66, being the closing price as quoted on the OTC:BB.

EMPLOYMENT CONTRACTS
     Mr. DeYoung, the Company's President and Chief Executive Officer, is employed pursuant to a three-year employment contract between the Company and Mr. DeYoung, which expires on October 31, 2002. Since November 1, 1999, the compensation of Mr. DeYoung has been established under the terms of this employment contract. The contract calls for an annual base salary, in an amount determined annually by the Board of Directors, payable semi-monthly, plus expenses and normal fringe benefits. Mr. DeYoung earns a bonus of 5% of the Company's pretax earnings, calculated on a quarterly basis. An annual bonus may be paid to Mr. DeYoung based on the performance of the Company and at the discretion of the Board of Directors. Mr. DeYoung's employment contract provides that should his employment be terminated for any reason other than for cause, he is entitled to a cash severance package equal to one year's cash compensation. In addition, Mr. DeYoung is entitled to receive a grant of a sufficient number of ten-year options as are necessary to permit him to retain the same percentage of beneficial ownership interest in the Company as he held on December 16, 1996. These grants would be made from the Company's Equity Incentive Plan at the fair market value of the Common Stock on the date of grant.


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


COMPENSATION OF DIRECTORS
     The Company currently pays non-employee Directors $1,000 per quarter plus specific hourly fees for special meetings or additional participation. In lieu of cash compensation for directors' services, Mr. Capeless was granted a stock option for 15,000 shares of the Company's common stock. Pursuant to the 1996 Stock Option Plan (the "1996 Plan"), members of the compensation committee of the Board of Directors are automatically granted an option on the last trading day in June to purchase 4,000 shares of Common Stock at 100% of the fair market value on such date. On June 30, 2000 each member of the compensation committee received an automatic grant to purchase 4,000 shares of Common Stock at $1.4375, the fair market value on that date. In addition to the automatic grants, the Board of Directors granted each non-employee director 5,000 stock options to purchase shares of Common Stock at $0.625 per share, the fair market value on December 4, 2000.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following sets forth the number of shares of Common Stock owned be each Executive Officer and Director of the Company, by all persons known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, and by all Executive Officers and Directors as a group. Unless otherwise noted, the share ownership specified in the following table represents both record and beneficial ownership as of February 23, 2001.


                                            Beneficial       Percent of
Name and Address of Beneficial Owner        Ownership(1)                  Class

David R. DeYoung                            777,591 (2),(3) 22.6%
 6025 So. Quebec Street #300,
 Englewood, Colorado 80111

Robert Wiegand II                           73,500      (4)  2.3%
 5261 So. Quebec Street,
 Greenwood Village, Colorado  80111

Mary Anne DeYoung                           305,301     (5)  9.0%
 6025 So. Quebec Street #300,
 Englewood, Colorado  80111

Richard A. Knapp                            18,500      (6)  0.6%
 900 W. Castleton Rd, #120,
 Castle Rock, Colorado 80104

James J. Capeless                           24,000      (7)   .8%
 2 Nadine Road
 Acton, MA  01720

Spencer D. Lehman                           280,606          8.9%
 1250 4th Street,
 Santa Monica,  California  90401

John G. Mazza                               302,937          9.6%
 6613 Zumirez Drive,
Malibu, California 90265

All Executive Officers and Directors
 as a Group - 5 persons                     1,198,892  (8)  31.8%

(1) Beneficial owners are believed to have sole voting and investment power with respect to the shares shown unless otherwise indicated.
(2) Includes: 288,000 options to purchase Common Stock. See EXECUTIVE COMPENSATION - Employment Contract.
(3) Excludes: any shares attributable to Mr. DeYoung's right under his employment contract to maintain his proportional ownership of the Company under certain circumstances. See EXECUTIVE COMPENSATION - Employment Contract.
(4)  Includes 53,500 options to purchase Common Stock
(5)  Includes 234,800 options to purchase Common Stock
(6)  Consists of 18,500 options to purchase Common Stock
(7)  Consists of 24,000 options to purchase Common Stock
(8)  Includes 618,800 options to purchase Common Stock



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          There were no related transactions for the year ended December
31, 2000.


                                  PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
      (a) 1.  Financial Statements
              See Financial Statement Index on Page 13
          2.  Financial Statement Schedules
              See Financial Statement Index on Page 13
          3.  List of Exhibits
Exhibit Number      Description and Incorporation by Reference
--------------      ----------------------------------------

  3.1*         - Restated Articles of Incorporation of the Company, as
                 amended.
  3.2*         - Bylaws of the Company, as amended.
  3.3*         - Articles of Amendment to the Articles of
                 Incorporation  of the Company dated April 18, 1991
  3.4**        - Articles of Amendment to the Articles of
                Incorporation dated May 21, 1993.
  3.4**        - Articles of Amendment to the Articles of
                 Incorporation dated June 28, 1994.
  4.1*******   - Form 1994 Class A Warrant issued to David R. DeYoung
                 dated February 1, 1995.
  10.5*        - UniVerse(TM)   Distributor Agreement between INFORMIX
                 SOFTWARE, INC. and the Company dated May 15, 1991
  10.14        - President Employment Agreement between David R.
                 DeYoung and the Company dated November 1, 1999.
  10.15        - Chief Financial Officer Employment Agreement between
                 Mary Anne DeYoung and the Company dated September 1,
                 1999.
         10.21**** - Software License Agreement between Reynolds+Reynolds and the Company. This exhibit is subject to a grant of confidential treatment filed separately with the Securities and Exchange Commission.
  10.22***     - 1994 Stock Option and Grant Plan.
  10.23**      - 1993 Stock Option Plan.
  10.24******  - Equity Incentive Plan
  23           - Consent of Baird, Kurtz and Dobson

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

There were no reports filed on Form 8-K for the quarter ended December 31,
2000

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1MAGE SOFTWARE, INC.

By:  /s/ David R. DeYoung     Date:     March 14, 2001

          David R. DeYoung
          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:  /s/ David R. DeYoung     Date:     March 14, 2001
          David R. DeYoung, President
          and Principal Chief Executive Officer

By:  /s/ Robert Wiegand, II   Date:     March 14, 2001
          Robert Wiegand, II
          Director and Secretary

By:  /s/ Mary Anne DeYoung    Date:     March 14, 2001
          Mary Anne DeYoung
          Vice President, Finance
          Principal and Accounting Officer

By:  /s/ Richard A. Knapp     Date:     March 14, 2001
          Richard A. Knapp
          Director

By:  /s/ James J. Capeless    Date:     March 14, 2001
          James J. Capeless
          Director


                               EXHIBIT INDEX


No.       Description
---       -----------

23        Consent of Baird, Kurtz and Dobson