Form 10-Q
period 2001-03-31
IMAGE SOFTWARE INC
filed 2001-05-03
CIK 723574

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended 3/31/2001
                                    OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.  For the transition period from ----- to -----

                           1MAGE SOFTWARE, INC.
           (Exact name of Registrant as specific in its charter)

                                  0-12535
                         (Commission File Number)

     Colorado                                          84-0866294
(State of Incorporation)                  (IRS Employer Identification Number)

6025 S. Quebec St. Suite 300 Englewood CO 80111      (303) 694-9180
    (Address of principal executive offices)     (Registrant's telephone
                                              number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes X No ---


As of April 20, 2001, there were 3,146,554 shares of the Registrant's common stock outstanding.

                             TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

    Item 1   Financial Statements

     Balance Sheets -March 31, 2001, and December 31, 2000         3

     Statements of Income -for three months ended March 31, 2001
      and March 31, 2000                                           4

     Statements of Cash Flows -for three months ended
      March 31, 2001 and March 31, 2000                            5


    Item 2   Management's Discussion and Analysis of Financial Condition
and Results of Operations...........................................7

PART II.  OTHER INFORMATION

    Items 1-5                                                      8


    Item 6   Exhibits and Reports on Form 8-K5......................8

PART I - FINANCIAL INFORMATION

ITEM .    FINANCIAL STATEMENTS

                           1MAGE SOFTWARE, INC.
                              BALANCE SHEETS


ASSETS                                        Unaudited       December 31,
                                            March 31, 2000        2001
                                            --------------   -------------
CURRENT ASSETS:
   Cash and cash equivalents                 $  147,693      $  150,457
   Receivables:
      Trade (less allowance: 2001, $10,000;
       2000, $10,000                            613,639         407,251
     Related parties                               200              -
   Inventory                                     40,379          38,654
   Prepaid expenses and other current assets     18,425          21,233
                                             ----------      ----------
      Total current assets                      820,336         617,595

PROPERTY AND EQUIPMENT, at cost,  net            55,075          55,177

OTHER ASSETS:
   Software development costs, net              745,841         754,734
   Other                                            100             100
                                            -----------      ----------
TOTAL ASSETS                                 $1,621,352      $1,427,606
                                            ===========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                            $  150,000      $  200,000
   Current portion of capital
    lease obligations                             1,785           1,785
   Deferred revenue                             204,127         213,494
   Accounts payable                             173,782         185,468
   Accrued liabilities                          152,898         109,450
                                            -----------      ----------
      Total current liabilities                 682,592         710,197

LONG-TERM OBLIGATIONS:
   Capital lease obligations                      2,733           3,224

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Common stock, $.004 par value
     - 10,000,000 shares authorized;
      shares outstanding: 2001 -
      3,146,554; 2000 - 3,146,554                12,586          12,586
   Additional paid-in capital                 7,238,658       7,238,658
   Accumulated deficit                       (6,315,217)     (6,537,059)
                                            -----------      ----------
     Total shareholders' equity                936,027         714,185
                                           -----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $1,621,352      $1,427,606
                                             ===========     ==========

See Notes to Condensed Financial Statements



                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                            Three Months Ended March 31,
                                                 2001            2000
                                             ----------      ----------

REVENUE
   System sales and software licenses        $  329,209       $ 222,348
   Services and annual fees                     503,188         401,845
                                             ----------      ----------
     Total revenue                              832,397         624,193
                                             ----------      ----------

COST OF REVENUE:
   System sales and software licenses            88,453          98,027
   Services and annual fees                     125,525          79,516
                                             ----------      ----------
     Total cost of revenue                      213,978         177,543
                                             ----------      ----------

GROSS PROFIT                                    618,419         446,650
   % of Revenue                                     74%              72%

OPERATING EXPENSES:
   Selling, general & administrative            390,494         282,948
                                             ----------      ----------

INCOME FROM OPERATIONS                          227,925         163,702
                                             ----------      ----------

OTHER INCOME/(EXPENSE):
   Interest income                                1,755           2,300
   Interest expense                              (7,838)         (4,529)
                                             ----------      ----------
     Total other income(expense)                (6,083)         (2,229)
                                             ----------      ----------

INCOME BEFORE INCOME TAXES                      221,842         161,473

PROVISION FOR INCOME TAXES                           -               -
                                             ----------      ----------

NET INCOME                                   $  221,842      $  161,473
                                             ==========      ==========

INCOME PER COMMON SHARE:
     Basic                                   $      .07      $      .06
                                             ==========      ==========
     Diluted                                 $      .07      $      .05
                                             ==========      ==========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:
Basic                                         3,146,554       2,787,194
                                             ==========      ==========
     Diluted                                  3,414,077       3,158,115
                                             ==========      ==========

See Notes to Condensed Financial Statements

                           1MAGE SOFTWARE, INC.
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)



                                           Three Months Ended March 31,
                                              2001             2000
                                          -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings                              $   221,842      $ 161,473
Adjustments to reconcile earnings to
net cash Provided by operating
activities:
   Depreciation and amortization               82,269          89,643
   Issuance of stock options for services          -          (18,046)
   Changes in assets and liabilities:
     Receivables                             (206,588)       (101,730)
     Inventory                                 (1,725)          2,681
     Prepaid expenses and other assets          2,808          (5,217)
     Accounts payable                         (11,686)        (34,960)
     Accrued liabilities and
      deferred revenue                         34,081         (13,339)
                                           ----------      ----------
       Net cash provided by
        operating activities                  121,001          80,505
                                           ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment             (6,867)         (5,730)
Additions to capitalized software             (66,407)        (77,950)
                                           ----------      ----------
       Net cash used for
        investing activities                  (73,274)        (83,680)
                                           ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to line of credit                        -               -
Repayment of line of credit                   (50,000)             -
Proceeds from exercise of Common
 Stock options                                     -           66,872
Repayment of long-term obligations               (491)         (1,293)
                                           ----------      ----------
       Net cash provided by
        (used for) financing activities       (50,491)         65,579
                                           ----------      ----------

INCREASE/(DECREASE) IN CASH AND CASH
 EQUIVALENTS                                   (2,764)         62,404
CASH AND CASH EQUIVALENTS,
 beginning of period                          150,457         253,930
                                           ----------      ----------
CASH AND CASH EQUIVALENTS,
 end of period                             $  147,693      $  316,334
                                           ==========      ==========

See Notes to Condensed Financial Statements


                           1MAGE SOFTWARE, INC.
                   NOTES TO INTERIM FINANCIAL STATEMENTS

     GENERAL:

     Management has elected to omit substantially all notes to the unaudited interim financial statements. Reference should be made to the Company's annual report on Form 10-K for the year ended December 31, 2000 as this report incorporates the Notes to the Company's year-end financial statements. The condensed balance sheet of the Company as of December 31, 2000 has been derived from the audited balance sheet of the Company as of that date.

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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2001 VERSUS MARCH 31, 2000

     1mage Software, Inc. (the "Company") reported revenue of $832,397 for the first quarter of 2001, an increase of 33% over $624,193 posted for the same period a year ago. System sales, which are comprised almost entirely of software licenses, increased $106,861, or 48%, to $329,209 for the comparable quarters. Services and recurring annual fees increased $101,343, or 25%, to $503,188 when comparing the first
     quarter of 2001 to the same quarter in 2000.   Gross profit was 74%
     of revenue in 2001, versus 72% in 2000, due to the increases in high-margin software revenue and recurring fees. Revenue from indirect channels increased 21% for the comparable periods. SG&A expenses of $390,094 increased $107,546 over the two comparable periods, primarily due to sales and marketing costs associated with increased revenue levels. The Company posted first quarter 2001 net earnings of $221,842 or $.07 per share, as compared to net earnings of $161,473, or $.06 per share, for the same quarter last year.
     The Company added an international distributor in the U.K. during first quarter of 2001 in an ongoing effort to expand international sales and support.

     LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, cash on hand decreased $2,764 from $147,693 at December 31, 2000, primarily due to timing of collections on accounts receivable. The Company continues to add new features to its software product offerings and used cash of $66,407 for additions to capitalized software.

     On February 24, 2001, the Company renewed its $200,000 line of credit agreement with a bank for another year. There were no borrowings against the line of credit at April 20, 2001.

     The Company's financial resources include cash on hand, revenues from operations, and management of funds available on its revolving line of credit. In the Company's judgment, sufficient financial resources are available to meet current working capital needs. The Company's line of credit expires February 24, 2002 and bears interest at prime plus 1.5% and is secured by the Company's accounts and general intangibles.

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

(A) Exhibit Table                                      Inapplicable

(B) Reports on Form 8-K

          There were no reports filed on Form 8-K for the quarter ended March 31, 2001.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           1MAGE SOFTWARE, INC.
                               (Registrant)

Date:  5/3/2001                          /s/ Mary Anne DeYoung
                                        Mary Anne DeYoung
                                        Chief Financial Officer