Form 10-Q
period 2001-06-30
IMAGE SOFTWARE INC
filed 2001-08-01
CIK 723574

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended 6/30/2001
                                   OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ------------- ------------- to ----------------------------------


                          1MAGE SOFTWARE, INC.
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]




As of July 18, 2001, there were 3,146,554 shares of the Registrant's common stock outstanding.

                            TABLE OF CONTENTS


PART I.   Financial Information

    Item 1   Financial Statements

     Balance Sheets -June 30, 2001, and December 31, 2000          3

     Statements of Operations -for three months ended
     June 30, 2001 and June 30, 2000                               4

     Statements of Income -for six months ended
     June 30, 2001 and June 30, 2000                               5

     Statements of Cash Flows -for six months ended
     June 30, 2001 and June 30, 2000                               6


    Item 2   Management's Discussion and Analysis of Financial Condition
and Results of Operations                                          8

PART II.  Other Information

    Items 1-5                                                     10


    Item 6   Exhibits and Reports on Form 8-K                     10


                     PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements
                          1mage Software, Inc.
                             BALANCE SHEETS

                                            June 30,     December 31,
                                              2001           2000
                                          (Unaudited)
                                          -----------    -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents              $  172,482      $  150,457
   Receivables:
      Trade (less allowance: 2001,
       $25,000; 2000, $10,000)               579,451         407,251
     Related parties                            200              --
   Inventory                                   7,300          38,654
   Prepaid expenses and other current
    assets
                                              17,868          21,233
                                          ----------      ----------
      Total current assets                   777,301         617,595

PROPERTY AND EQUIPMENT, at cost, net          53,289          55,177

OTHER ASSETS:
   Software development costs, net           739,741         754,734
   Inventory, long-term portion               32,958              --
   Other                                         100             100
                                          ----------      ----------
TOTAL ASSETS                              $1,603,389      $1,427,606
                                          ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                         $        0      $  200,000
   Current portion of capital lease
    obligations                                1,785           1,785
   Accounts payable                          235,851         185,468
   Deferred revenue                          224,000         213,494
   Accrued liabilities                       146,586         109,450
                                          ----------      ----------

      Total current liabilities              608,222         710,197

LONG-TERM OBLIGATIONS:
   Capital lease obligations                   2,215           3,224

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.004 par
    value - 10,000,000 shares authorized;
    shares outstanding: 2001 - 3,146,554;
    2000 - 3,146,554                          12,586          12,586
   Additional paid-in capital              7,238,658       7,238,658
   Accumulated deficit                    (6,258,292)     (6,537,059)
                                          ----------      ----------
     Total shareholders' equity             992,952         714,185
                                          ----------      ----------
 TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                   $1,603,389      $1,427,606
                                          ==========      ==========
See Notes to Condensed Financial Statements.


                          1mage Software, Inc.
                        STATEMENTS OF OPERATIONS
                               (Unaudited)

                                    Three Months Ended June 30,
                                       2001              2000
                                 --------------       -----------
REVENUE:
   System sales and software
    licenses                     $      447,801     $     150,705
   Services and annual fees             332,645           206,218
                                 --------------       -----------
       Total revenue                    780,446           356,923
                                 --------------       -----------

COST OF REVENUE:
   System sales and software
    licenses                            217,185           123,009
   Services and annual fees             138,414            88,588
                                 --------------     -------------
       Total cost of revenue            355,599           211,597
                                 --------------     -------------
GROSS PROFIT                            424,847           145,326
   % of Revenue                             54%               41%


OPERATING EXPENSES:
   Selling, general &
    administrative                      367,637           303,903
                                 --------------     -------------

INCOME (LOSS) FROM OPERATIONS            57,210          (158,577)
                                 --------------     -------------

OTHER INCOME/(EXPENSE):
   Interest income                        1,267             1,817
   Interest expense                      (1,552)           (3,545)
                                 --------------     -------------
       Total other income
        (expense)                          (285)           (1,728)
                                 --------------     -------------

INCOME (LOSS) BEFORE INCOME TAXES        56,925          (160,305)

PROVISION FOR INCOME TAXES                   --                --
                                 --------------     -------------

NET INCOME (LOSS)                $       56,925     $    (160,305)
                                  =============      ============

INCOME(LOSS) PER COMMON SHARE:
   Basic                         $         0.02     $       (0.05)
                                  =============      ============
   Diluted                       $         0.02     $       (0.05)
                                  =============      ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
   Basic                              3,146,554         2,965,416
                                  =============      ============
   Diluted                            3,374,922         3,764,761
                                  =============      ============
See Notes to Condensed Financial Statements.


                             1mage Software, Inc.
                          STATEMENTS OF INCOME
                               (Unaudited)

                                     Six Months Ended June 30,
                                        2001            2000
                                    -----------      ----------
REVENUE:
   System sales and software
    licenses                         $   777,010     $   373,053
   Services and annual fees              835,833         608,063
                                     -----------     -----------
       Total revenue                   1,612,843         981,116
                                     -----------     -----------

COST OF REVENUE:
   System sales and software
    licenses                             305,638         221,037
   Services and annual fees              263,939         168,103
                                     -----------     -----------
       Total cost of revenue             569,577         389,140
                                     -----------     -----------

GROSS PROFIT                           1,043,266         591,976
   % of Revenue                              65%             60%

OPERATING EXPENSES:
   Selling, general &
    administrative                       758,131         587,039
                                     -----------     -----------

INCOME (LOSS)  FROM OPERATIONS           285,135           4,937
                                     -----------     -----------
OTHER INCOME/(EXPENSE):
   Interest income                         3,022           4,305
   Interest expense                       (9,390)         (8,074)
                                     -----------     -----------
       Total other income (expense)       (6,368)         (3,769)
                                     -----------     -----------
INCOME BEFORE INCOME TAXES               278,767           1,168
                                     ===========     ===========

PROVISION FOR INCOME TAXES                    --              --
                                     -----------     -----------
NET INCOME (LOSS)                    $   278,767     $     1,168
                                     ===========     ===========

INCOME/(LOSS) PER COMMON SHARE:
   Basic                             $      0.09     $      0.00
                                     ===========     ===========
   Diluted                           $      0.08     $      0.00
                                     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
   Basic                               3,146,554       2,965,416
                                     ===========     ===========
   Diluted                             3,396,632       3,617,862
                                     ===========     ===========
See Notes to Condensed Financial Statements.



                          1mage Software, Inc.
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                     Six Months Ended June 30,
                                       2001             2000
                                 --------------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings                         $   278,767     $    1,168
Adjustments to reconcile earnings
to net cash provided by operating
activities:
   Depreciation and amortization         162,089        179,799
   Changes in assets and liabilities:
       Receivables                      (172,400)       (26,653)
       Inventory                          (1,604)         2,340
       Prepaid expenses and other
       assets                              3,365        (12,752)
       Accounts payable                   50,383        (77,694)
       Accrued liabilities and
       deferred revenue                   47,642        (16,224)
                                      ----------     ----------
            Net cash provided by
             operating activities        368,242         49,984
                                      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment       (12,382)        (8,202)
Additions to capitalized software       (132,826)      (145,479)
                                      ----------     ----------
            Net cash used for
             investing activities       (145,208)      (153,681)
                                      ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to line of credit              135,000        135,000
Repayment of line of credit             (335,000)      (168,235)
Repayment of long-term obligations        (1,009)        (2,930)
Proceeds from exercise of common
stock options                                 --         69,630
                                      ----------     ----------
            Net cash provided by
             (used for) financing
             activities                 (201,009)        33,465
                                      ----------     ----------

INCREASE/ (DECREASE)  IN CASH AND CASH
EQUIVALENTS                               22,025        (70,232)

CASH AND CASH EQUIVALENTS, beginning
of period                                150,457        253,930
                                       ---------     ----------
CASH AND CASH EQUIVALENTS, end
of period                             $  172,482     $  183,698
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

     RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2001 VERSUS JUNE 30, 2000

     1mage Software, Inc. (the "Company") reported revenue of $780,446 for the second quarter ended June 30, 2001, an increase of $423,523, or 119%, over $356,923 posted for the same period a year ago. Second quarter revenue in 2001 was more than double the revenue posted for Q2 2000. Revenue generated from System Sales and Software Licenses increased $297,096 (or 197%) for the comparable quarters while revenue from Services and Annual License Fees were up $126,427 (or 61%). Hardware sales accounted for only $13,537 in the second quarter of 2001, as compared to $36,105 for the same period in 2000. Gross profit was 54% of revenue for the second quarter of 2001, as compared to 41% for the same period a year ago. Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2001 of $367,637 increased by $63,734 (or 21%), primarily due to higher selling expenses associated with
     increased revenue.   The Company posted second quarter 2001 net
     income of $56,925 or $.02 per share, as compared to a net loss of ($160,305), or ($.05) per share, for the same quarter last year.

     RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2001 VERSUS
     JUNE 30, 2000
     The Company reported revenue of $1,612,843 for the six months ended June 30, 2001, an increase of $631,727, or 64%, over $981,116 posted for the same period a year ago. Revenue generated from System Sales and Software Licenses increased $403,957 (or 108%) for the comparable periods, while revenue from Services and Annual License Fees were up $227,770 (or 38%). Sales of software licenses to new customers for the first six months in 2001 totaled $425,533, as compared to $146,795 for the six months ended June 30, 2000, an increase of 190%. Hardware sales accounted for $14,186, or less than 1% of total revenue, for the six-month period in 2001, as compared to $50,788 (or 5% of revenue) in 2000. For the six months ended June 30, 2001, gross profit on revenue was 65%, as compared to 60% for the year earlier period. SG&A expenses were 29% higher for the six months ended June 30, 2001, primarily due to costs associated with increased sales and marketing efforts. The Company reported net income of $278,767 or $.09 per share for the six months ended June 30, 2001, as compared to net income of $1,168 ($.00 per share) for the same period one year ago.


     LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, cash on hand was up $22,025 from $150,457 at December 31, 2000. While cash provided by operating activities generated $368,242, the Company paid off its revolving line of credit, using cash of $200,000. The Company continues to add new features to its software product offerings and used cash of $132,826 for additions to capitalized software.

     There were no borrowings against the line of credit on July 18, 2001.

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

     There were no reports filed on Form 8-K for the quarter ended June
30, 2001.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          1mage Software, Inc.
                              (Registrant)

Date:     8/1/2001                  /s/ Mary Anne DeYoung

                                     Mary Anne DeYoung
                                     Chief Financial Officer