Form 10-Q
period 2001-09-30
IMAGE SOFTWARE INC
filed 2001-10-31
CIK 723574

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

() QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended 9/30/2001

     OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934.  For the transition period from ----------- to
     --------------------


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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]




As of October 19, 2001, there were 3,146,554 shares of the Registrant's common stock outstanding.

                             TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

    Item 1   Financial Statements

     Balance Sheets -September 30, 2001 and December 31, 2000      3

     Statements of Income -for 3 months ended September 30,
      2001 and September 30, 2000                                  4

     Statements of Income -for 9 months ended September 30,
      2001 and September 30, 2000                                  5

     Statements of Cash Flows -for 9 months ended September 30,
      2001 and September 30, 2000                                  6


    Item 2   Management's Discussion and Analysis of Financial Condition
and Results of Operations                                          8

PART II.  OTHER INFORMATION

    Items 1-5                                                     10

    Item 6   Exhibits and Reports on Form 8-K                     10

                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           1mage Software, Inc.
                              BALANCE SHEETS


                                           September 30,
                                                2001         December 31,
                                            (Unaudited)          2000
                                           -------------     ------------

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $    151,176     $    150,457
  Receivables:
     Trade (less allowance: 2001, $15,000;
      2000, $10,273)                             685,240          407,251
    Related parties                               1,086                0
  Inventory                                        7,584           38,654
  Prepaid expenses and other current assets       14,208           21,233
                                            ------------     ------------
     Total current assets                        859,294          617,595

PROPERTY AND EQUIPMENT, at cost,  net             56,310           55,177

OTHER ASSETS
  Software development costs, net                735,533          754,734
  Inventory, long-term portion                    32,958                0
  Other                                              100              100
                                            ------------     ------------
TOTAL ASSETS                                $  1,684,195     $  1,427,606
                                            ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Line of credit                            $          0     $    200,000
  Current portion of capital
   lease obligations                               1,785            1,785
  Accounts payable                               233,204          185,468
  Deferred revenue                               227,000          213,494
  Accrued liabilities                            171,896          109,450
                                            ------------     ------------
     Total current liabilities                   633,885          710,197

LONG-TERM OBLIGATIONS
  Capital lease obligations                        1,669            3,224

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.004 par value
   - 10,000,000 shares authorized;
   shares outstanding: 2001 - 3,146,554;
   2000 - 3,146,554                               12,586           12,586
  Additional paid-in capital                   7,238,658        7,238,658
  Accumulated deficit                         (6,202,603)      (6,537,059)
                                            ------------     ------------
    Total shareholders' equity               1,048,641           714,185
                                           ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $  1,684,195     $  1,427,606
                                            ============     ============

See Notes to Condensed Financial Statements.


                           1mage Software, Inc.
                           STATEMENTS OF INCOME
                                (Unaudited)


                                           Three Months Ended September 30,
                                                2001            2000
                                           -------------    ------------

REVENUE
  Software licenses                         $    353,354     $    479,472
  Services and annual fees                       362,705          234,330
                                            ------------      -----------
     Total revenue                               716,059          713,802
                                            ------------      -----------

COST OF REVENUE
  Software licenses                              119,358          235,991
  Services and annual fees                       173,026          102,641
                                            ------------      -----------
     Total cost of revenue                       292,384          338,632
                                            ------------     ------------

GROSS PROFIT                                     423,675          375,170
  % of Revenue                                       59%             53%

OPERATING EXPENSES
  Selling, general & administrative              368,655          331,868
                                            ------------     ------------

INCOME FROM OPERATIONS                            55,020           43,302
                                            ------------     ------------

OTHER INCOME/(EXPENSE)
  Interest income                                  1,093            2,026
  Other                                                0              329
  Interest expense                                  (425)          (2,919)
                                            ------------     ------------
     Total other income(expense)                     668             (564)
                                            ------------     ------------

INCOME BEFORE INCOME TAXES                        55,688           42,738

PROVISION FOR INCOME TAXES                            --               --
                                            ------------     ------------

NET INCOME                                  $     55,688     $     42,738
                                            ============     ============

INCOME PER COMMON SHARE:
     BASIC                                  $        .02     $        .01
                                            =============    ============
     DILUTED                                $        .02     $        .01
                                            =============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
     BASIC                                     3,146,554        3,018,826
                                           =============     ============
     DILUTED                                   3,375,405        3,475,293
                                           =============     ============

See Notes to Condensed Financial Statements.



                           1mage Software, Inc.
                           STATEMENTS OF INCOME
                                (Unaudited)


                                            Nine Months Ended September 30,
                                                2001            2000
                                           -------------   -------------

REVENUE
  Software licenses                         $  1,131,825     $    852,525
  Services and annual fees                     1,197,077          842,393
                                            ------------     ------------
     Total revenue                             2,328,902        1,694,918
                                            ------------     ------------

COST OF REVENUE:
  Software licenses                              424,995          457,027
  Services and annual fees                       436,966          270,745
                                            ------------     ------------
     Total cost of revenue                       861,961          727,772
                                            ------------     ------------

GROSS PROFIT                                   1,466,941          967,146
  % of Revenue                                       63%             57%

OPERATING EXPENSES
  Selling, general & administrative            1,126,785          918,720
                                            ------------     ------------
INCOME FROM OPERATIONS                           340,156           48,426
                                            ------------     ------------

OTHER INCOME/(EXPENSE):
  Interest income                                  4,115            6,042
  Other                                                0              329
  Interest expense                                (9,815)         (10,993)
                                            ------------     ------------
     Total other income(expense)                  (5,700)          (4,622)
                                            ------------     ------------

INCOME BEFORE INCOME TAXES                       334,456           43,804

PROVISION FOR INCOME TAXES                            --               --
                                            ------------     ------------

NET INCOME                                  $    334,456     $     43,804
                                            ============     ============

INCOME PER COMMON SHARE:
     BASIC                                  $         .11    $        .01
                                            =============    ============
     DILUTED                                $         .10    $        .01
                                            =============    ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
     BASIC                                     3,146,554        3,018,826
                                            ============     ============
     DILUTED                                   3,375,514        3,475,293
                                            ============     ============

See Notes to Condensed Financial Statements.

                           1mage Software, Inc.
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                            Nine Months Ended September 30,
                                                2001            2000
                                           -------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings                                $    334,456     $     43,804
Adjustments to reconcile earnings
 to net cash provided by operating
 activities:
  Depreciation and amortization                  243,685          265,721
  Changes in assets and liabilities:
     Receivables                                (279,075)        (299,010)
     Inventory                                    (1,888)           8,634
     Prepaid expenses and other assets             7,025           (3,095)
     Accounts payable                             47,736           23,366
     Accrued liabilities                          75,952              486
                                            ------------      -----------
       Net cash provided by operating
        activities                               427,891           39,906
                                            ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment               (21,699)         (17,113)
Additions to capitalized software               (203,918)        (202,769)
                                            ------------      -----------
       Net cash used for investing
        activities                              (225,617)        (219,882)
                                            ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to line of credit                      185,000          200,000
Repayment of line of credit                     (385,000)        (268,235)
Repayment of long-term obligations                (1,555)           1,951
Proceeds from exercise of common stock options         0           69,630
                                            ------------     ------------
       Net cash provided by (used in)
        financing activities                    (201,555)           3,346
                                            ------------     ------------

INCREASE/(DECREASE) IN CASH AND CASH
 EQUIVALENTS                                         719         (176,630)
CASH AND CASH EQUIVALENTS,
 beginning of period                             150,457          253,930
                                            ------------     ------------
CASH AND CASH EQUIVALENTS,
 end of period                              $    151,176     $     77,300
                                            ============     ============

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


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2000
     Revenue for the third quarter of 2001 was $716,059, a $2,257 increase
     over revenue of $713,802 for the same quarter last year.   This gain
     resulted from increases in technical services and annual license fees being nearly offset by a decrease in license revenue.

     The decrease in third quarter license revenue was due to timing differences in revenue generated by a significant channel partner. Volume discounts given to channel partners in 2000 increased the cost of revenue, thereby lowering quarterly gross profit. Gross profit on revenue was 59% for the third quarter of 2001, as compared to 53% for the same period a year ago. Selling, general and administrative ("SGA") expenses increased 11% or $36,787, for the comparable quarters. The Company posted $55,688 net income, or $.02 per share, for the third quarter of 2001, a 30% increase, as compared to earnings of $42,738, or $.01 per share, for the third quarter of 2000.

     RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2000
     Revenue of $2,328,902 for the nine months ended September 30, 2001 was 37% or $633,984 greater than $1,694,918 reported for the same period a year ago. This gain was attributed to a 33% (or $279,300) increase in software licenses, coupled with a 42% or $354,684 increase in services and annual fees. Software licenses and annual license fees through indirect channel partners for the nine months in 2001 comprised 44% of total revenue and were 31% or $241,461 greater than the same period a year ago. As channel partners and other independent resellers continue to sell 1MAGE systems, monthly license fees continue to increase.

     Revenue generated from annual fees to channel partners increased 46% or $140,902 for the comparable nine-month periods. Gross profit as a percent of revenue increased 52% for the comparable periods. The across-the-board increase in revenue generated a 63% gross profit on revenue for the nine months of 2001, as compared to 57% for the same period a year ago. SG&A expenses of $1,126,786 for the nine months ended September 30, 2001 were $208,066 (23%) greater than $918,720 for the nine months ended September 30, 2000, primarily due to increased sales and marketing expenditures. The Company posted a 2001 year-to-date net income of $334,456 ($.11 per share) as compared to net income of $43,804 ($.01 per share) for the same period in 2000. Management is hopeful that our new sales and marketing initiatives will increase revenue without increasing SG&A or unduly increasing cost of sales.

     LIQUIDITY AND CAPITAL RESOURCES
     As of September 30, 2001, cash on hand remained steady at approximately $151,000 from December 31, 2000, primarily due to cash provided by operating activities and timing of collections on accounts receivable. In addition, the Company used $200,000 cash to payoff the line of credit. There were no borrowings against the line of credit at September 30, 2001.

     The Company's financial resources include cash on hand, revenues from operations, and management of funds available on its $200,000 revolving line of credit. In the Company's judgment, sufficient financial resources are available to meet current working capital needs. The Company's line of credit expires February 24, 2002, bears interest at prime plus 1.5% and is secured by the Company's accounts and general intangibles.




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




                        PART II: OTHER INFORMATION

Item 1.   Legal Proceedings                            Inapplicable

Item 2.   Changes in Securities and Use of Proceeds    Inapplicable

Item 3.   Defaults Upon Senior Securities              Inapplicable

Item 4.   Submission of Matters to a Vote
           of Security Holders                         Inapplicable
Item 5.   Other Information                            Inapplicable
Item 6.   Exhibits and Reports on Form 8-K
          (A) Exhibit Table                            Inapplicable
          (B) Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended September 30, 2001.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           1MAGE SOFTWARE, INC.
                               (Registrant)

Date:  October 30, 2001                      /s/ Mary Anne DeYoung
        October 30, 2001                     Mary Anne DeYoung
                                             Chief Financial Officer and
                                             Principal Financial Officer