Form 10-K
period 2001-12-31
IMAGE SOFTWARE INC
filed 2002-04-01
CIK 723574

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended 12/31/2001
                                       OR
(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.  For the transition period from
                              to                  .
      -----------------------    ----------------

                              1MAGE SOFTWARE, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

                                     0-12535
                                    --------
                            (Commission File Number)

              COLORADO                                84-0866294
              --------                                ----------
       (State of Incorporation)             (IRS Employer Identification Number)

6025 S. QUEBEC ST. #300 - ENGLEWOOD CO 80111              (303) 694-9180
--------------------------------------------              --------------
  (Address of principal executive offices)          (Registrant's telephone
                                                    number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
             NONE                                       NONE
             ----                                       ----
        (Title of Class)                          (Name of Exchange)

Securities Registered Pursuant to Section 12(g) of the Act:
                         COMMON STOCK - $.004 PAR VALUE
                         ------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to
such filing requirements for the past 90 days.     Yes  X      No
                                                      ------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy statements or any amendment
of this Form 10-K.    X
                    ------

Aggregates market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2002: $1,096,950.

As of March 15, 2002, there were 3,146,554 shares of the Registrant's Common Stock outstanding.

                         Exhibit Index begins on Page 38

                                TABLE OF CONTENTS


PART I

1.    Business.................................................................3

2.    Properties...............................................................9

3.    Legal Proceedings........................................................9

4.    Submission of Matters to a Vote of Security Holders .....................9


PART II

5.    Market for Registrant's Common Equity and Related Stockholders Matters..10

6.    Selected Financial Data.................................................11

7.    Management's Discussion and Analysis of Financial Condition
      and Results of Operations...............................................11

8.    Financial Statements and Supplementary Data.............................14

9.    Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure  ..................................................32


PART III

10.   Directors and Executive Officers of the Registrant......................33

11.   Executive Compensation..................................................34

12.   Security Ownership of Certain Beneficial Owners and Management .........37

13.   Certain Relationships and Related Transactions..........................38


PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.........38

                                     PART I

ITEM 1.   BUSINESS

INTRODUCTION

1mage Software, Inc., (the "Company") develops and markets computer-based document imaging systems that capture, store and display electronic files and paper documents as graphical images. Document management systems like 1MAGE(R) (pronounced "one image") offer organizations of every size the ability to deliver the information embedded in millions of documents to their workers across their existing computing infrastructure, as well as the tools to efficiently manage the proliferation of digital documents for eBusiness deployment. The modular 1MAGE system captures entire documents from a variety of sources. Memos, letters, source documents, contracts, purchase orders, word processing files, e-mail, fax, industry and market studies, spreadsheets, databases, multimedia, maps and regulatory forms are examples of documents that are automatically converted into secure, permanent digital images that are indexed for instantaneous retrieval. Using an open, client/server architecture design, 1MAGE provides a comprehensive solution for scanning, indexing, storing and retrieving document images so that they may be viewed, printed, faxed, e-mailed or made available for eBusiness or eCommerce applications. The 1MAGE system is designed to integrate easily with existing IT infrastructure, using an extensive library of multi-platform APIs (Application Programming Interfaces), rather than forcing expensive investments in re-engineered or new computing hardware and software.

Today's workplace is dramatically changing with the advent of eBusiness, eCommerce, and affordable electronic document imaging. During 2001, the Company concentrated its efforts on selling document imaging software to its niche markets. This market includes users that prefer (1) operating platforms other than Microsoft Windows, such as RedHat Linux and Unix, or (2) Open Systems databases such as IBM's and Raining Data's MultiValue databases. The Company also continued to make progress toward its goal of establishing a broad-based Value Added Reseller ("VAR") network for its imaging software. In addition to VARs, the Company seeks to partner with software developers and other businesses, which provide software to their targeted vertical markets.

IMAGING SOFTWARE MARKET

      The Company markets its products through its direct sales force and its indirect channel partners. The Company targets VARs, systems integrators, and other companies that market complementary software, services, or other products. 1MAGE software has an established presence in a multitude of industries, including automotive retail, building materials, construction, distribution, education, employee benefit plans, government, healthcare, laboratories, manufacturing, oil and gas, public libraries, public safety, retailing, transportation and utilities.

      The Company offers a comprehensive reseller program, which provides, in the context of a cooperative marketing effort, a broad range of sales, marketing, and technical support. The program includes technical training and assistance, marketing communications, sales training and assistance, excellent support and training, lead referral services, customized product literature, and a discounted demonstration/development system.

PRODUCTS

      As noted above, the Company's flagship product is 1MAGE(R), its proprietary document imaging software package. The Company is continually enhancing this product in order to improve its performance and expand its possible uses.

1MAGE(R) DOCUMENT MANAGEMENT - 1MAGE is a powerful electronic image management system created to operate the same on Linux, Unix, and Windows(TM)-based computer systems. It provides a comprehensive solution for the scanning, indexing, storage and retrieval of images and is designed to file, route, track, archive, and manage an organization's incoming and outgoing documents and electronic files.

Additional products include the following:
o     1SCAN for scanning and pre-indexing
o     1FAX for inbound and outbound fax and cover sheet management
o 1COLD/ERM for storing computer-generated formatted data on external mass storage devices
o     1FORM for business form template administration
o     1RENDITION for merging spooled data with images for billing
o     1WORKFLOW for electronically moving a document from one task to another
o 1OCR/OMR for automatic indexing and data capture via optical and mark character recognition
o     1SUITE for bringing images to Windows-based PC clients
o     1SERVER for accessing documents via the Internet
o 1VIEW for using standard browsers to access images over the Intranet and Internet
o 1APPROVE for electronically approving invoices and other document related business functions
o 1ACCESS for bringing images to computers that support JAVA programming languages

A key element of the Company's product line is its open systems technology, namely:
o Open Systems compliant with Linux, Unix, and Windows Operating Systems. Supports file formats in TIFF, JPEG, PCX, PCL, PDF, HTML or HPGL. The server software (1MAGE) operates on Linux, Unix, and Windows servers. Supporting clients include Microsoft Windows, X-Windows, ASCII, JAVA and browser clients
o Device connectivity via Ethernet or token ring networks using TCP/IP communication protocol or over the Internet
o Compatibility with IBM AIX, HP-UX, Sun Solaris, SCO Unix, Red Hat Linux and Windows
o     Recognition technology and scanning tasks run on Microsoft Windows
o     UniVerse and UniData ("U2") Relational Database software from IBM

      1MAGE includes several distinguishing features: the ability to use many different types of workstations, the ability to quickly and easily integrate with the existing business application software using application programming interfaces (APIs), and the ability to handle the needs of companies of all sizes economically. Through the use of the Linux, Unix, and Windows operating systems and open systems technology, the Company seeks to offer its customers an imaging solution at a reasonable cost. Because 1MAGE is a server-based product, the Linux operating system ("O/S") has become very popular with end users of our software. In 2001, the majority of systems sold through the direct sales force installed their document imaging systems on servers running the Linux O/S.

      During 2001, sales of 1MAGE software licenses (excluding annual license fees) accounted for $1.1 million (42% of total revenue); in 2000, revenue from sales of software licenses accounted for $881,000 (41% of total revenue). 1MAGE utilizes the Linux, Unix, and Windows operating systems and IBM's U2 database software. The Company's open systems technology makes its software transportable to numerous hardware products from varying manufacturers. Because of the number of hardware manufacturers using the Linux, Unix, and Windows operating systems, the Company's software customers are rarely restricted in their choice of hardware manufacturers.

      The Company also sells peripheral products, at the customer's request, such as scanners and jukeboxes, although this aspect of the Company's business has been de-emphasized in recent years. Because computer hardware and peripheral products are purchased upon request to fill customer orders, no inventory is maintained. Hardware is generally shipped directly from the manufacturer to the customer. In 2001, revenue from hardware sales accounted for $67,000 (2%) of the Company's total revenue, as compared to $113,000 (5%) of total revenue for 2000.

SERVICES AND ANNUAL FEES

      The Company licenses its 1MAGE software to its customers and charges an annual license fee which must be paid to continue receiving support for the use of the software. During 2001 and 2000, annual license fees accounted for $1.1 million (or 41%) and $896,000 (or 42%), respectively, of the Company's net sales. The Company believes recurring annual license fees from new and existing customers will contribute to the long-term stability of the Company. The Company also provides professional services to its customers. These services include preparation of image management plans for customers, installation, training, image enabling existing software, and consulting services. For the years ended December 31, 2001 and 2000, the revenues from these services accounted for $407,000, or 15%, and $272,000, or 13%, of the Company's net sales. The Company does not provide service for hardware; rather, service for computer hardware sold by the Company is provided directly by the manufacturer or the manufacturer's authorized dealer.

MARKETING AND DISTRIBUTION

      To date, the Company has signed VAR agreements for 1MAGE with ten resellers specializing in a variety of industries, including automotive retail, health care, construction, collection services, public safety, utilities, and employee benefit services. In addition, the Company licenses its software and certain other products and services through agreements with two Application Service Providers (ASPs) in the healthcare industry. The Company provides its software to independent software integrators (resellers), who in turn market products, including or featuring 1MAGE, to each of their individual markets. The Company's overall marketing objective is to support the current business partners and to continue to enroll new software integrators in the program. The Company provides training aids, an Internet demonstration site, user instruction manuals and other documentation, and a newsletter to keep its resellers, as well as prospective resellers and customers, informed of new product applications and developments.

      The Company also markets 1MAGE through its direct sales force. The general strategy is to (1) help customers define the goals for their system, (2) provide the means of achieving those goals through our document management software and appropriately configured computer systems, and (3) help assure the ongoing success of this collaborative process by providing continuing support, including on-site training and educational programs. The Company also markets its products and services over the Internet.

CUSTOMERS

      The Company sells its 1MAGE software to businesses in a wide variety of industries and markets, facilitated through the use of VARs and its direct sales force.

      During the years 2001 and 2000, the Company generated 36% and 35%, respectively, of its revenue from one customer, Reynolds & Reynolds ("Reynolds"). Reynolds is a Fortune 500 company headquartered in Dayton, Ohio. In May 1994, the Company signed a software license agreement with Reynolds for the exclusive right to sublicense certain modules of 1MAGE (without payment of further license fees to the Company) to businesses primarily engaged in retail sales of new or used automobiles, trucks, or tractors. In 1996, the Company signed a Subscription and Maintenance agreement with Reynolds. License fees are paid to the Company for certain products subsequently available in newer releases of 1MAGE. These features include the Company's client software.

      On January 18, 2002, Reynolds notified the Company of its intent to terminate the 1996 Subscription and Maintenance agreement effective April 22, 2002. As of this date, the Company has not yet determined what new agreements, if any, it will enter into with Reynolds to govern its future licensing arrangements. Notwithstanding the termination of the 1996 agreement, management believes that Reynolds will continue to provide a significant flow of revenue from existing installations of 1MAGE, but the level of future sales cannot be predicted. The loss of this customer would have a significantly adverse impact on the Company. Reynolds has installed the 1MAGE document management software in approximately 1,000 of its customer sites in the United States and Canada. The Company currently derives approximately $35,000 per month in revenues from licensing and other fees from these installations. The Company cannot predict at this time how much of this revenue will be lost as a result of the termination of the 1996 contract by Reynolds but it is possible that much, if not substantially all, of such revenue will be lost.

SOURCES OF SUPPLY

      The Company has an OEM Software Agreement with IBM Corp. to sublicense their Universe and UniData database programs. The agreement authorizes the Company to include certain IBM programs as part of their imaging solution. This agreement currently runs until September 28, 2002 and it may be renewed for additional one (1) year terms. The Company has designed its product such that third party software can be easily integrated into the core products with minimal difficulty and effort.

POSSIBLE FLUCTUATIONS IN OPERATING RESULTS

      The Company's current focus on offering its proprietary imaging software to a broader range of customers, through its emerging reseller network and its direct sales force, is expected to lessen the historical quarterly fluctuations in the Company's operating results. Nevertheless, large volume sales or groups of sales of 1MAGE licenses may cause significant variances in quarterly results that may be difficult to predict.

      The Company's sales cycle, which generally commences at the time a prospective customer issues a request for proposal or otherwise demonstrates a serious interest in purchasing a system or software license and ends upon execution of a sales contract, is lengthy and not predictable with any degree of certainty. Prior sales and implementation cycles are not necessarily an indication of future cycles. Operating results could vary from period to period as a result of the length of the sales cycle, the timing of individual system sales, resellers' performance and conditions in the target markets and the economy in general.



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


COMPETITION

      The Company experiences intense competition in its business from competitors who target one or more of the same markets or market segments as the Company. Software and systems that perform many of the same functions as the Company's systems and software are also available from a number of competitors of the Company. Some of these competitors are larger and have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base than we do. As a result, these competitors may be able to respond more quickly to emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can.

      The Company believes that usage of the popular Linux and Unix operating systems and the IBM U2 databases has strengthened the Company's competitive position by making the Company's software compatible with more types of hardware and with the IBM U2 application software offered by software developers and system integrators. The Company further believes that its principal advantage over its competitors is the Company's utilization of the Linux, Unix, and Windows-based open systems architecture and the IBM U2 databases that can be offered at lower prices.


LIMITED MARKETS

      The reseller program targets complementary markets and allows the Company to draw from a variety of industries with respect to its imaging software products. As noted above, the Company's strategy has been to expand the domestic and international markets for its imaging software by engaging resellers for various industries and markets.

      The Company's experience has been that economic downturns or increased competitive pressures in its niche markets sometimes result in reduction or deferral of capital expenditures by potential customers. Certain adverse conditions can sometimes lead to opportunities as potential customers downsize to smaller, more cost-efficient computer systems or replace custom designed systems that require higher levels of support and maintenance.

PRODUCT DEVELOPMENT

      The software and services market in which we compete is characterized by
(1) rapid technological change, (2) frequent introduction of new products and enhancements, and (3) changing customer needs. Our future success depends on our ability to support existing products and develop new products. The Company capitalizes software development costs once technological feasibility is established. During 2001, the Company developed a new release of 1MAGE which employs new technologies, including Application Service Provider (ASP) requirements and three JAVA systems (i.e. 1APPROVE, 1ACCESS and 1ADMIN) which will operate on any platform that supports JAVA programming language. In addition, improvements were made to the hardware/software compatibility offerings available for Linux users. During 2001 and 2000, the Company spent $271,000 and $291,000, respectively, for computer software development.

EMPLOYEES

      As of March 15, 2002, the Company employed twenty-one persons, twenty of whom serve on a full-time basis and one on a part-time basis. Responsibilities are divided as follows: eight persons in sales and marketing, ten in technical support and programming functions, and three in administrative positions.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the Company's calendar year ended December 31, 2001.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

MARKET INFORMATION

      The Company's Common Stock is quoted in the OTC Bulletin Board under the symbol ISOL. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share for the Common Stock as reported on the OTC Bulletin Board.

           2001
        -------------------------------------------
                             High           Low
        -------------------------------------------
        First Quarter     $   1.00        $   0.63
        -------------------------------------------
        Second Quarter        0.95            0.63
        -------------------------------------------
        Third Quarter         1.00            0.55
        -------------------------------------------
        Fourth Quarter        0.75            0.55
        -------------------------------------------

           2000
        -------------------------------------------
                             High           Low
        -------------------------------------------
        First Quarter     $   4.19        $   1.19
        -------------------------------------------
        Second Quarter        3.00            1.13
        -------------------------------------------
        Third Quarter         1.50             .88
        -------------------------------------------
        Fourth Quarter        1.06             .63
        -------------------------------------------


      These quotations reflect interdealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

      On March 15, 2002, the closing bid price per share for the Common Stock was $.60 as reported on OTC:BB. On that same date, there were approximately 1,038 holders of record of the Common Stock.

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

Statements of Operations                       Years Ended December 31,
----------------------------------------------------------------------------------
In thousands, except for per share     2001     2000      1999     1998     1997
data:
----------------------------------------------------------------------------------
Net Sales                             $2,776    $2,163   $1,806   $2,151   $1,809
Cost of Sales                          1,109       934      987      935      918
Gross Profit                           1,667     1,229      819    1,216      891
Gross Profit (as a % of Net Sales)       60%       57%      45%      57%      49%
Selling, General & Administrative      1,500     1,211    1,163    1,097    1,363
expenses
Income(Loss) before Income Taxes         161        11    (365)        5    (479)
Net Income(Loss)                         211         8    (367)        2    (484)
Net Income(Loss) Per Share               .07       .00    (.16)      .00   (0.23)

Weighted Average Number of             3,146     3,056    2,330    2,173    2,146
Outstanding Shares
----------------------------------------------------------------------------------

Balance Sheets                                   Years Ended December 31,
----------------------------------------------------------------------------------
In thousands:                          2001     2000      1999     1998     1997

----------------------------------------------------------------------------------
Working Capital/(Deficit)             $  140    $ (93)   $(186)    $ 196   $   43
Total Assets                           1,496     1,428   1,364     1,710    1,602
Long Term Obligations                      1         3       1       154      159
Total Stockholders Equity                925       714     654       922      860
----------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000.
      The Company's total revenue was $2.8 million for the year ended December31, 2001 compared to $2.2 million for the year ended December 31, 2000, representing an increase of $613,000 or 28%. The increase in revenue is primarily due to the combination of a 31% increase, or $276,000, in software license revenue and a 28% increase, or $248,000, in annual license fees. The number of systems sold through our direct sales force in 2001 was more than double the number sold in 2000, as customers seemed to be scrutinizing their budgets for technology upgrades more closely in light of the global economic weakness. The increase in annual license fees was due to the growing size of the Company's installed base of customers. The professional service group increased service revenue by 50% for the year due to support and technical services provided to existing customers and expanded pre-installation offerings to new customers. Hardware sales comprised 2% of the total revenue, as compared to 5% a year ago. Gross profit on revenue for the year 2001 increased to 60%, as compared to 57% for 2000, as a result of the increase in software license revenue. Selling, general and administrative expenses increased 23% or $ 284,000, in 2001. This increase was attributed to higher salaries and benefits, sales commissions, and various marketing expenses. In addition, the Company wrote off inventory that was deemed to be obsolete. Net income of $211,000 for 2001 reflects a significant gain over the $8,000 net income posted for the previous year. Earnings per share for the year 2001 were $.07, as compared to $.00 per share for 2000.

Sales through reseller channels increased 28%, or $246,000, to $1.1 million from $923,000 reported for 2000. Revenue from indirect channels for any period is subject to significant variations. As a result, the Company believes that period to period comparisons of indirect revenue are not necessarily meaningful and should not be relied upon as an indication of future performance. See the discussion of Reynolds & Reynolds below.

The events of September 11th resulted in a number of delays by customers of potential orders and may continue to adversely affect demand for the Company's products in certain industries.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

      The Company's revenue for the year ended December 31, 2000 of $2.2 million was 20% greater than $1.8 million reported for the year earlier. The increase in revenue is attributable to the combination of a $243,000 (38%) increase in software sales and a $145,000 (19%) increase in recurring annual license fees. Management believes these two components of revenue are crucial for the long-term success of the Company. Hardware sales comprised just 5% of the total revenue, as compared to 8% a year ago. The professional service group increased Service revenue by 2% for the year, posting revenue of $272,000. Sales through reseller channels increased $220,000, or 33%, from the year earlier. Gross profit on revenue for the year 2000 increased to 57%, as compared to 45% for 1999, as a direct result of the significant increase in software sales. Selling, general and administrative expenses increased 4% (or $48,000) for the year over year periods. Sales and marketing expenses increased $61,000 as the Company made concerted efforts to expand its presence in targeted markets. Net income of $8,000 for 2000 reflected a $375,000 gain over the previous year, when the Company experienced a significant slowdown in sales due to the Y2K situation. Earnings per share for the year 2000 were $.00, as compared to a loss per share of ($.16) for 1999.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash and cash equivalents increased approximately $62,000 during the twelve months ended December 31, 2001 as compared to December 31, 2000. In addition, during 2001, the Company used cash of $200,000 to repay the total outstanding principal amount of its line of credit. The Company had working capital of approximately $140,000 on December 31, 2001. The Company's cash flow from operations increased to approximately $565,000 for 2001.

      On January 18, 2002, Reynolds and Reynolds gave notice of the termination of its 1996 Subscription and Maintenance agreement with the Company effective April 22, 2002. As of this date, it is not possible to predict what impact this will have on future cash flows. The Company may continue to receive substantial cash payments under one or more new agreements with Reynolds, but the amount and the duration of such revenue is uncertain. If the Company is not able to replace this revenue stream with revenue from new customers or its installed base of customers, the termination of this agreement would have a significantly adverse effect on the short-term cash flow of the Company. The Company believes that any shortfall in near term cash flow can be compensated for by increased borrowings.

      The Company's internal sources of liquidity are revenues from operations and cash on hand. The Company receives most of its revenues for software licenses and system sales upon installation and does not maintain inventory balances. The Company believes that its existing cash, cash and the cash flows generated from operations, will be sufficient to meet its anticipated cash needs for working capital for at least the next twelve months. The Company has a $200,000 revolving line of credit. The loan is collateralized by all accounts receivable and general intangibles of the Company. There were no borrowings outstanding under the line of credit at March 29, 2002.

      The Company has no material commitments for capital expenditures for 2002.

      Management believes that fourth quarter sales were impacted as a result of the significant global economic slowdown in the technology sector as well as the events on September 11, 2001. Our customers make a discretionary decision to implement our products based upon their individual resources and budget constraints. As a result, the loss or delay of individual orders could have a significant impact on quarterly operating results and revenue. Due to poor visibility as a result of the current economic and political environment, we are not currently able to assess the likely trend of software revenue in future periods.

RISKS TO FUTURE FINANCIAL PERFORMANCES

VARIABLE OPERATING RESULTS. Our future operating results may vary significantly and are difficult to predict due to a number of factors, of which many are beyond our control. These factors include:
o     demand for our products;
o     the level of product and price competition;
o     the length of our sales cycle;
o     the size and timing of individual license transactions;
o     the delay or deferral of customer implementations;
o our success in expanding our customer support organization, direct sales force and indirect distribution channels;
o     the timing of new product introductions and product enhancements;
o     changes in our pricing policy;
o     the mix of products and services sold;
o     our ability to develop and market new products and control costs;
o     current economic and political conditions; and
o our future relationship with Reynolds and Reynolds and other large customers.

CURRENT ECONOMIC AND POLITICAL CONDITIONS MAY AFFECT RESULTS. During the last three months of 2001, we experienced a decrease in software revenue. We believe that this decrease was due to a broader economic slowdown that may or may not persist for some time. The slowdown has decreased our visibility and increased the risk to our revenue stream. Additionally, due to the September 11, 2001 terrorist attacks in New York City and Washington, D.C. and related events, the political landscape has significantly changed and could have a material impact on results going forward. We believe there has been an industry-wide slowdown in IT spending. Due to the discretionary nature of our customers' budget and purchase cycles and the absence of long-term customer purchase commitments, it is difficult to avoid fluctuations in quarterly operating results.

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

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


1MAGE SOFTWARE, INC.

INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

INDEPENDENT ACCOUNTANTS' REPORT.............................................  15

BALANCE SHEETS - December 31, 2001 and 2000.................................. 16

STATEMENTS OF OPERATIONS - For the Years Ended
   December 31, 2001, 2000 and 1999.......................................... 17

STATEMENTS OF SHAREHOLDERS' EQUITY - For the Years Ended
   December 31, 2001, 2000 and 1999.......................................... 18

STATEMENTS OF CASH FLOWS - For the Years Ended
   December 31, 2001, 2000 and 1999.......................................... 19

NOTES TO FINANCIAL STATEMENTS................................................ 21

INDEPENDENT ACCOUNTANTS' REPORT ON FINANCIAL STATEMENT SCHEDULES............. 31

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS............................ 32

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders of 1mage Software, Inc.
Englewood, Colorado


We have audited the accompanying balance sheets of 1mage Software, Inc. as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1mage Software, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                              BKD, LLP


Denver, Colorado
January 18, 2002

1MAGE SOFTWARE, INC.
BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
-----------------------------------------------------------------------------------
                                                           2001            2000
-----------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                          $   212,421      $   150,457
   Receivables:
      Trade (less allowance:  2001, $10,000;              421,977          407,251
                              2000, $10,000)
   Inventory                                                9,070           38,654
   Deferred tax asset                                      50,000               --
   Prepaid expenses and other current assets               15,597           21,233
                                                      -----------      -----------
      Total current assets                                709,065          617,595

PROPERTY AND EQUIPMENT, at cost,  net                      57,878           55,177

OTHER ASSETS:
   Software development costs, net                        725,606          754,734
   Inventory                                                2,928               --
   Other                                                      100              100
                                                      -----------      -----------
TOTAL ASSETS                                          $ 1,495,607      $ 1,427,606
                                                      ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                                     $        --      $   200,000
   Current portion of capital lease obligations             1,784            1,785
   Deferred revenue                                       233,000          213,494
   Accounts payable                                       187,878          185,468
   Accrued liabilities                                    146,510          109,450
                                                      -----------      -----------
      Total current liabilities                           569,172          710,197

LONG-TERM OBLIGATIONS:
   Capital lease obligations                                1,093            3,224

SHAREHOLDERS' EQUITY:
   Common  Stock, $.004 par value - 10,000,000
      shares authorized;
      shares outstanding: 2001 and 2000-3,146,554          12,586           12,586
   Additional paid-in capital                           7,238,658        7,238,658
   Accumulated deficit                                 (6,325,902)      (6,537,059)
                                                      -----------      -----------
      Total shareholders' equity                          925,342          714,185
                                                      -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 1,495,607      $ 1,427,606
                                                      ===========      ===========


See notes to financial statements.

1MAGE SOFTWARE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
------------------------------------------------------------------------------------
                                           2001            2000           1999
------------------------------------------------------------------------------------

REVENUE:
   System sales and software          $ 1,224,057      $   994,123      $   787,828
      licenses
   Services and annual fees             1,551,874        1,168,540        1,018,520
                                      -----------      -----------      -----------
      Total revenue                     2,775,931        2,162,663        1,806,348
                                      -----------      -----------      -----------

COST OF REVENUE:
   System sales and software              520,299          558,016          596,128
      licenses
   Services and annual fees               589,122          375,356          391,277
                                      -----------      -----------      -----------
      Total cost of revenue             1,109,421          933,372          987,405
                                      -----------      -----------      -----------

GROSS PROFIT                            1,666,510        1,229,291          818,943

OPERATING EXPENSES:
   Selling, general & administrative    1,500,038        1,216,288        1,162,921
                                      -----------      -----------      -----------

INCOME/(LOSS) FROM OPERATIONS             166,472           13,003         (343,978)
                                      -----------      -----------      -----------
OTHER INCOME/(EXPENSE):
   Interest income                          4,891            8,059            9,665
   Interest expense                       (10,206)         (15,408)         (32,140)
   Other                                       --               --            1,760
                                      -----------      -----------      -----------
      Total other income(expense)          (5,315)          (7,349)         (20,715)
                                      -----------      -----------      -----------

INCOME/(LOSS) BEFORE INCOME TAXES         161,157           10,654         (364,693)

PROVISION/(CREDIT) FOR INCOME TAXES       (50,000)           2,500            2,500
                                      -----------      -----------      -----------

NET INCOME/(LOSS)                     $   211,157      $     8,154      $  (367,193)
                                      ===========      ===========      ===========
BASIC AND DILUTED INCOME
(LOSS) PER COMMON SHARE               $       .07      $      0.00      $      (.16)
                                      ===========      ===========      ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING               3,146,554        3,055,600        2,329,818
                                      ===========      ===========      ===========


See notes to financial statements.

1MAGE SOFTWARE, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000,  AND 1999
----------------------------------------------------------------------------------------------------------------------------
                                                               Common Stock           Additional
                                                         -------------------------     Paid-In     Accumulated
                                                            Shares       Amount        Capital       Deficit         Total
                                                         -----------   -----------   -----------   -----------   -----------
Balances, December 31, 1998                                2,203,019         8,811     6,904,247    (6,178,020)      735,038
   Conversion of notes payable into Common Stock             326,474         1,306       201,180            --       202,486
   Exercise of incentive stock options                       113,000           452        65,618            --        66,070
   Issuance of non-qualified stock options                        --            --        18,046            --        18,046
   Net loss                                                                                           (367,193)     (367,193)
                                                         -----------   -----------   -----------   -----------   -----------
Balances, December 31, 1999                                2,642,493        10,569     7,189,091    (6,545,213)      654,447
   Exercise of incentive stock options                       447,375         1,790       196,047            --       197,837
   Surrender shares for exercise of incentive
      stock options                                          (32,294)         (129)     (128,078)           --      (128,207)
   Exercise of Class A Warrants                              100,000           400        43,350            --        43,750
   Surrender shares for exercise of Class A Warrants         (11,020)          (44)      (43,706)           --       (43,750)
   Cancellation of non-qualified stock options                    --            --       (18,046)           --       (18,046)
   Net income                                                     --            --            --         8,154         8,154
                                                         -----------   -----------   -----------   -----------   -----------
Balances, December 31, 2000                                3,146,554   $    12,586   $ 7,238,658   $(6,537,059)  $   714,185
                                                         -----------   -----------   -----------   -----------   -----------

   Net income                                                     --            --            --       211,157       211,157
                                                         -----------   -----------   -----------   -----------   -----------
Balances, December 31, 2001                                3,146,554   $    12,586   $ 7,238,658   $(6,325,902)  $   925,342
                                                         ===========   ===========   ===========   ===========   ===========



          See notes to financial statements.

1MAGE SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
----------------------------------------------------------------------------------------------------
                                                                2001           2000           1999
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)                                          $ 211,157      $   8,154      $(367,193)
Adjustments to reconcile earnings/(loss) to net cash
provided by operating activities:
   Depreciation and amortization                               327,663        342,338        367,838
   Deferred tax asset                                          (50,000)            --             --
   Deferred revenue                                             19,506
   (Cancellation)/Issuance of stock options for services            --        (18,046)        18,046
   Changes in assets and liabilities:
     Receivables                                               (14,726)      (201,509)       328,083
     Inventory                                                  26,626         10,553          6,597
     Prepaid expenses and other assets                           5,636         (7,805)        (3,707)
     Accounts payable                                            2,410        (24,414)       (83,001)
     Accrued liabilities and deferred income                    37,060         (3,703)         6,519
                                                             ---------      ---------      ---------
           Net cash provided by operating activities           565,332        105,568        273,182
                                                             ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                             (30,263)       (14,125)       (25,870)
Additions to capitalized software                             (270,973)      (290,745)      (302,747)
Redemption of certificate of deposit                                --             --         25,000
                                                             ---------      ---------      ---------
           Net cash used for investing activities             (301,236)      (304,870)      (303,617)
                                                             ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to line of credit                                    185,000        300,000         68,235
Repayment of line of credit                                   (385,000)      (268,235)       (50,000)
Repayment of long-term obligations                              (2,132)        (5,566)        (4,611)
Proceeds from exercise of Common Stock options                      --         69,630         66,070
                                                             ---------      ---------      ---------
           Net cash provided by financing activities          (202,132)        95,829         79,694
                                                             ---------      ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                61,964       (103,473)        49,259
CASH AND CASH EQUIVALENTS, beginning of year                   150,457        253,930        204,671
                                                             ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, end of year                       $ 212,421      $ 150,457      $ 253,930
                                                             =========      =========      =========




See notes to financial statements

1MAGE SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
--------------------------------------------------------------------------------
                                                  2001        2000        1999
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
                    Cash paid for interest     $  10,206     $15,408     $15,820
                                               =========     =======     =======
                         Income taxes paid     $   2,500     $ 2,500     $ 2,500
                                               =========     =======     =======

SUPPLEMENTAL SCHEDULE OF NON-CASH
ACTIVITIES:
     Acquisition of property and equipment
     by assuming capital lease obligations     $      --       6,197     $    --
                                               =========     =======     =======

1MAGE SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000, AND 1999
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
      ORGANIZATION AND NATURE OF BUSINESS - 1mage Software, Inc. (the "Company") was incorporated in Colorado in December 1981.

      The Company develops and markets a Linux, Unix, and Windows-based electronic document image management and retrieval system. The Company earns the majority of its revenues in the United States.

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

      ADVERTISING COSTS are expensed as incurred. Advertising expenses totaled $121,718, $103,621, and $65,348 in 2001, 2000 and 1999, respectively.

      SOFTWARE DEVELOPMENT COSTS are capitalized when technological feasibility is established. Such costs are stated at the lower of unamortized cost or net realizable value. Amortization is computed using either the straight-line method based on estimated economic lives of the products (five years) or the ratio that current product revenues bear to the total of current and anticipated future product revenues, whichever is greater. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the products, or both will be reduced significantly in the near term due to competitive pressure. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term. The amounts capitalized for the years ended December 31, 2001, 2000, and 1999 were $270,973, $290,745, and $302,747, respectively. Amortization of these costs totaled $300,101, $307,930, and $317,400, respectively. The net realizable value of such capitalized costs is reviewed by management on a periodic basis, and costs in excess of net realizable value, if any, are charged to operations.

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

      A single customer accounted for 36%, 35% and 28% of revenues in 2001, 2000 and 1999, respectively.

      Two different customers accounted for 18% and 10% of accounts receivable at December 31, 2001.

      One customer accounted for 28% of accounts receivable at December 31, 2000. Two different customers accounted for 11% and 10% of accounts receivable at December 31, 1999.

      EARNINGS (LOSS) PER SHARE is computed by dividing net income (loss) by the weighted average number of common and equivalent shares outstanding during the year. The potential dilution from Common Stock equivalents is not material. Fully diluted earnings per share are either anti-dilutive or not materially different from basic earnings per share.

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

      The Company has recorded a valuation allowance against the deferred tax assets due to the uncertainty of ultimate realizability.

      ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

      RECLASSIFICATION - The Company has reclassified certain amounts from prior years to conform with the current year presentation. These reclassifications had no effect on net income.

2.    PROPERTY AND EQUIPMENT
      Property and equipment at December 31 consists of the following:
                                                2001            2000
                                                ----            ----
          Equipment                          $ 651,055      $ 626,656
          Furniture                             49,177         43,313
          Leasehold improvements                 8,262          8,262
                                             ---------      ---------
                                               708,494        678,231
          Less: accumulated depreciation      (650,616)      (623,054)
                                             ---------      ---------
                                             $  57,878      $  55,177
                                             =========      =========

3.    ACCRUED LIABILITIES

      Accrued liabilities at December 31 consists of the following:
                                             2001         2000
                                             ----         ----
            Sales tax payable             $ 36,694     $ 22,949
            Accounting and audit fees       14,481       15,486
            Accrued compensation            39,036       32,124
            Other                           56,299       38,891
                                          --------     --------
                                          $146,510     $109,450
                                          ========     ========

4.    LINE OF CREDIT
      The Company has a $200,000 annual revolving bank line of credit which is extended until February 24, 2003 and bears interest at prime plus 1.5% (total rate of 8.25% at December 31, 2001) and is collateralized by all accounts receivable and general intangibles of the Company. Total borrowings outstanding under the line of credit were $0 and $200,000 at December 31, 2001 and 2000, respectively.

5.    SHAREHOLDERS' EQUITY
      STOCK COMPENSATION PLANS
      At December 31, 2001, the Company has three stock-based compensation plans, which are described below. The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the dates of awards under those plans consistent with the method of FASB Statement 123, the Company's net income (loss) and earnings (loss) per share would have been as indicated below:

                                                          2001            2000            1999
                                                      -----------     -----------      ----------
                   Net income (loss):
                                       As reported    $   211,157     $    8,154       $ (367,193)
                                       Pro forma      $   112,349     $ (147,361)      $ (518,211)
      Income/(Loss) per common share:
                                       As  reported   $      0.07     $     0.00       $   (0.16)
                                       Pro forma      $      0.04     $    (0.05)      $   (0.22)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2001, 2000, and 1999:

                                            2001        2000         1999
                                            ----        ----         ----
              Dividend Yield                  0%          0%            0%
              Expected Volatility           124%        135%          144%
              Risk-Free Interest Rate      4.75%        5.0%         6.00%
              Expected Lives               8.4years     3.2 years    8.7 years

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

      A summary of the 1996 Plan stock option activity follows:
      -------------------------------------------------------------------------------
                                         Outstanding     Exercise     Weighted Avg.
                                           Shares          Price      Exercise Price
      -------------------------------------------------------------------------------
      Balances, January 1, 1999               453,000                      $.43
      Granted                                 375,000   $.33-$1.29          .62
                                        ---------------                ---------------
      Balances, December 31, 1999             828,000                      .52
      Granted                                 192,500   $.63-$1.44         .66
      Canceled                              (189,000)    $.33-$.66        (.56)
      Exercised                             (198,000)   $.34-$1.47        (.40)
                                        ==============                ===============
      Balances, December 31, 2000             633,500                      .59
                                        ==============                ===============
      Granted                                 145,000   $.56 - $.75        .60
      Canceled                                (8,500)   $.63 - $.66        .65
                                        ---------------                ---------------
      Balances, December 31, 2001             770,000                     $.59
                                        ==============                ===============

      The following table summarizes information about stock options under the plan at December 31, 2001:

                                        Outstanding                       Exercisable
                         ----------------------------------------   --------------------------
                                         Weighted
                                          Average       Weighted                     Weighted
             Range of                    Remaining       Average                      Average
             Exercise       Number      Contractual     Exercise       Number        Exercise
              Prices      Outstanding      Life           Price      Exercisable       Price
           ------------   ------------  ------------   -----------   -----------     ---------
           0.34 to 0.44      235,000      5.5 years       0.44         235,000         0.44
           0.56 to 0.84      519,000      7.8 years       0.64         382,934         0.65
           1.28 to 2.06       16,000      8.0 years       1.36          16,000         1.36

      At December 31, 2001, options for 633,934 shares were exercisable under the 1996 Plan. There were 32,000 shares available for future grant.

      The weighted-average grant-date fair value of options granted during 2001, 2000, and 1999 were $.60, $.52, and $.65, respectively.

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

      Details of activity under the 1994 Plan are as follows:
                                                                           Weighted Average
      Stock Options                    Outstanding      Exercise Price       Exercise Price
      ----------------------------    ------------      --------------     ----------------
      Balances, January 1, 1999                                                   $.51
         Granted                         104,000             $.66                  .66
         Canceled                        (13,501)        $.34 - $1.44             (.59)
         Exercised                      (113,000)        $.34 - $.78              (.58)
                                      ------------                         ----------------
      Balances, December 31, 1999        399,000                                   .53
         Granted                           9,500             $.63                  .63
         Canceled                         (5,250)        $.34 - $1.28             (.88)
         Exercised                       (86,000)        $.34 - $1.28             (.53)
                                      ------------                         ----------------
      Balances, December 31, 2000        317,250                                   .52
        Granted                            4,500             $.56                  .56
        Canceled                          (1,000)            $.625                (.63)
                                      ------------                         ----------------
      Balances, December 31, 2001        320,750                                  $.52
                                      ===========                          ================


      -------------------------------------------------------------------------------------
      Stock Grants                                       Grant Price       Weighted Average
                                                                            Exercise Price
      -------------------------------------------------------------------------------------
      Balances, January 1, 1999           83,166         $.84 - $1.13            $1.66
         Granted/Canceled                     --              --                    --
                                      ------------                         ----------------
      Balances, December 31, 1999         83,166                                  1.66
         Granted/Canceled                     --              --                    --
                                      ------------                         ----------------
      Balances, December 31, 2000         83,166                                  1.66
         Granted/Canceled                     --              --                    --
                                      ------------                         ----------------
      Balances, December 31, 2001         83,166                                 $1.66
                                      ============                         ================

      The following table summarizes information about stock options under the plan at December 31, 2001:

                                   Outstanding                       Exercisable
                     ---------------------------------------   ---------------------
                                     Weighted
                                      Average      Weighted                  Weighted
       Range of                      Remaining      Average                  Average
       Exercise        Number       Contractual    Exercise      Number      Exercise
        Prices       Outstanding       Life          Price     Exercisable   Price
      ------------   -----------   -------------  ----------   -----------   --------
      0.34 to 0.44     126,750       3.7 years       0.34        101,125       0.34
      0.56 to 0.84     194,000       3.6 years       0.64        151,435       0.64

        The weighted-average grant-date fair value of options granted during 2001, 2000, and 1999 were $.56, $.48, and $.64, respectively.

        At December 31, 2001, options to purchase 252,560 shares of Common Stock were exercisable and 99 shares were available for future grant.

      1993 STOCK OPTION PLAN

         In May 1994, the Company authorized 235,000 shares of Common Stock for issuance under its 1993 Stock Option Plan ("1993 Plan") as incentive or non-qualified stock options. The Company grants nonqualified stock options to officers, directors and employees. Incentive stock options may be granted to employees.

        The options are granted to purchase Common Stock at the fair market value on the grant date or at other prices as determined by the Board of Directors. The option-vesting period is determined at the time of each grant, and all options expire two to ten years from the grant date.

      A summary of the 1993 Plan stock option activity follows:
      -------------------------------------------------------------------------------------------
                                         Outstanding                               Weighted Avg.
                                            Shares           Exercise Price       Exercise Price
      -------------------------------------------------------------------------------------------
      Balances, January 1, 1999             239,675                                     $.45
         Canceled/Granted                        --                                       --
                                       -----------------                        -----------------
      Balances, December 31, 1999           239,675                                      .45
         Granted                                 --                                       --
         Exercised                         (163,375)           $.44 - $.75              (.45)
                                       -----------------                        -----------------
      Balances, December 31, 2000            76,300                                      .47
         Granted                              3,500                $.56                  .56
                                       -----------------                        -----------------
      Balances, December 31, 2001            79,800                                     $.47
                                       =================                        =================

            The following table summarizes information about stock options under the plan at December 31, 2001.

                                   Outstanding                       Exercisable
                     ---------------------------------------   ---------------------
                                     Weighted
                                      Average      Weighted                  Weighted
       Range of                      Remaining      Average                  Average
       Exercise        Number       Contractual    Exercise      Number      Exercise
        Prices       Outstanding       Life          Price     Exercisable   Price
      ------------   -----------   -------------  ----------   -----------   --------
      0.34 to 0.44      71,300       4.2 years       0.43         70,425       0.43
      0.56 to 0.84       7,500       7.3 years       0.66          7,500       0.66
      1.28 to 2.06       1,000       4.0 years       1.72          1,000       1.72

      The weighted-average grant-date fair value of options granted during 2001 was $.56.

      At December 31, 2001, options for 78,925 shares were exercisable under the 1993 Plan. There were no shares available for future grant.

      COMMON STOCK WARRANTS

      On January 28, 1994, the Board of Directors granted 100,000 warrants to an officer to purchase shares of Common Stock at an exercise price of $1.5625 per share, expiring on January 31, 1999. In January 1998, these warrants were repriced to $.44 per share and the term was extended until January 28, 2004. In March 2000, the officer exercised these warrants. There are no common stock warrants outstanding as of December 31, 2001.

      COMMON STOCK RESERVED

      Common Stock reserved at December 31, 2001 was as follows:
        1996 Equity Incentive Plan              802,000
        1994 Stock Option and Grant Plan        320,849
        1993 Stock Option Plan                   79,800
                                             ----------
                                              1,202,649
                                             ==========

7.    INCOME TAXES

      The provisions (credit) for income taxes for the years ended December 31, consists of:

               Current:                  2001          2000         1999
                                         ----          ----         ----
                         Federal     $     --      $     --     $     --
                           State           --         2,500        2,500
                                     --------      --------     --------
                   Total current        2,500         2,500
                                     --------      --------     --------
            Deferred:
                         Federal           --            --           --
                           State           --            --           --
                 Total deferred       (50,000)           --           --
                                     --------      --------     --------
                                     $(50,000)     $  2,500     $  2,500
                                     ========      ========     ========


       The following is a reconciliation of statutory federal income taxes to the actual provision (credit) for income taxes:

                                                                      2001           2000            1999
                                                                      ----           ----            ----
                        Federal income taxes at statutory rate     $  65,000       $   3,600      $ (124,845)
Increase (decrease) in taxes resulting from state income taxes         6,300            (800)        (16,380)
 Increase (decrease) in deferred tax asset valuation allowance      (141,000)       (133,000)         76,000
                            Expiration of business tax credits        14,000         121,000          61,000
                                                    Other, net         5,700          11,700           6,725
                                                                  -----------     -----------     -----------
                           Provision/(credit) for income taxes    $  (50,000)      $   2,500      $    2,500
                                                                  ===========      ==========     ===========


       The components of the net deferred tax (liability) asset recognized in the accompanying balance sheets are as follows:

                                                                                 2001                   2000
                                                                                 ----                   ----
                                               Deferred tax liability      $        (2,000)        $        (2,000)
                                                   Deferred tax asset            2,109,000               2,200,000
                                                  Valuation allowance           (2,057,000)             (2,198,000)
                                                                           -----------------       ----------------
                                                                           $        50,000         $     --
                                                                           =================       ================


      The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and their approximate tax effects are as follows:

                                                                               2001                     2000
                                                                               ----                     ----
                                        Future income (deductions):
                                                 Net operating loss      $      2,090,000          $     2,156,000
                                    Allowance for doubtful accounts                 4,000                    4,000
                                       General business tax credits                   --                    14,000
                                                       Depreciation                12,000                   18,000
                                                         Other, net                 1,000                    6,000
                                                                         -----------------         ----------------
                                                                         $      2,107,000           $    2,198,000
                                                                         =================         ================

      The Company has net operating loss carry forwards for federal income tax purposes of approximately $5,394,000. These carry forwards expire on varying dates from 2005 through 2019.


8.    EMPLOYEE BENEFIT PLAN

      The Company has a Cash or Deferred Profit Sharing Plan ("the 401(k) Plan"). The 401(k) Plan is designed to qualify under Section 401(k) of the Internal Revenue Code and allows the Company to make discretionary contributions as determined by the Company's Board of Directors. For the years ended December 31, 2001, 2000, and 1999, the Company contributed $4,650, $3,988, and $2,476 to the 401(k) Plan.

9.    COMMITMENTS AND CONTINGENCIES

      At December 31, 2001 and 2000, equipment with a net book value of $6,663 and $10,735, net of accumulated amortization of $13,698 and $9,626, respectively, has been leased under capital leases.

      The Company leases its executive offices under a noncancelable operating lease which expires in July 2003. Future minimum payments for lease obligations are as follows:

                                                      Capital       Operating
                                                      --------      --------
                                             2002     $  3,060      $ 89,304
                                             2003          510        52,094
                                                      --------      --------
      Total minimum lease payments                       3,570      $141,398
                                                                    ========
      Amount representing interest                        (693)
                                                      --------
      Present value of min. lease payments               2,877
      Current portion                                   (1,784)
                                                      --------
      Long-term portion                               $  1,093
                                                      ========

      The Company has bonus agreements with two officers that provide for quarterly bonuses of 5% and 4%, respectively, of the Company's pre-tax profits. The Company expensed bonuses of $33,352, $15,968, and $1,312 under these agreements for the years ended December 31, 2001, 2000, and 1999, respectively.

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

      The estimated fair values of the Company's financial instruments at December 31, 2001 are as follows:
                                                  Carrying
                                                   Amount      Fair Value
                                                 ----------    ----------
                                       Assets:
                     Cash and cash equivalents   $ 212,421     $ 212,421
                                   Receivables   $ 421,977     $ 421,977

                                  Liabilities:
                              Accounts Payable   $ 187,878     $ 187,878
                                Line of Credit   $      --     $      --


      The estimated fair values of the Company's financial instruments at December 31, 2000 are as follows:
                                                  Carrying
                                                   Amount      Fair Value
                                                 ----------    ----------
                                       Assets:
                     Cash and cash equivalents   $ 150,457     $ 150,457
                                   Receivables   $ 407,257     $ 407,257

                                  Liabilities:
                              Accounts Payable   $ 185,468     $ 185,468
                                Line of Credit   $ 200,000     $ 200,000


12.   SEGMENT INFORMATION

      The Company operates in one industry segment consisting of the development and marketing of electronic document image management and retrieval systems. The Company's technologies are managed as one segment because it offers similar products in similar markets and the factors determining strategic decisions are comparable for all products and markets.

      Sales to foreign markets totaled $67,846, $57,911, and $102,831 for the years ending December 31, 2001, 2000, and 1999, respectively.

                         INDEPENDENT ACCOUNTANTS' REPORT
                        ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Shareholders of 1mage Software, Inc.
Englewood, Colorado



In connection with our audit of the financial statements of 1mage Software, Inc. for each of the three years in the period ended December 31, 2001, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the financial statements.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.

                                                         BKD, LLP





Denver, Colorado
January 18, 2002

      1MAGE SOFTWARE, INC.

      SCHEDULE VIII
      VALUATION AND QUALIFYING ACCOUNTS
-------------------------------------------------------------------------------------------------
                                                             Additions
                                                Balance at   charged to:  Additions    Balance at
                                                beginning    Costs and    charged to:  end of
                                                of period    expenses     Deductions   period
                                               -----------   -----------  -----------  ----------
      For the Year Ended December 31, 2001:
            Allowance for Doubtful Accounts    $   10,000    $  62,888     $  62,888   $  10,000
      For the Year Ended December 31, 2000:
            Allowance for Doubtful Accounts    $   10,000    $  31,403     $  31,403   $  10,000
      For the Year Ended December 31, 1999:
            Allowance for Doubtful Accounts    $   15,000    $  39,485     $  44,485   $  10,000




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no disagreements with accountants on accounting and financial disclosure.

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following sets forth certain information concerning the Company's Executive Officers and Directors:

                             First Year As
                              Executive
                              Officer or                Position
Name                  Age      Director                With Company
----                  ---    -------------             ------------
David R. DeYoung      57        1981          President, Chief Executive Officer and Director

Mary Anne DeYoung     48        1994          Treasurer, Chief Financial Officer, Asst. Secretary and Director

Robert Wiegand II     55        1992          Secretary and  Director

Richard A. Knapp      56        1997          Director

James J. Capeless     62        2000          Director

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

ROBERT WIEGAND II - SECRETARY AND DIRECTOR
      Mr.  Wiegand was  elected to the Board of  Directors  in July 1992.
Mr. Wiegand was appointed to the office of Secretary of the Company on March 1, 1994. Mr. Wiegand is presently a lawyer in private practice. From January 15, 1992 to December 26, 1992, he was Vice-President of Administration for Rose Manufacturing Co., a privately held manufacturer of safety equipment based in Englewood, Colorado. Mr. Wiegand has practiced law for 23 years, and prior to joining Rose Manufacturing, was special counsel with Pendleton & Sabian, P.C., a law firm in Denver. Mr. Wiegand graduated Phi Beta Kappa from the Tulane University of Louisiana in 1970 and went on to receive a law degree and was admitted to practice in Louisiana in 1972 and Colorado in 1977. Since 1976, Mr. Wiegand's practice has been limited to securities offerings, estate planning, business organizations and tax law. In addition to membership in six bar Associations, Mr. Wiegand has been admitted to practice before the U.S. Supreme Court, the U.S. District Court (Colorado and ED-Louisiana) and before the U.S. Court of Appeals (5th Circuit).

RICHARD A. KNAPP - DIRECTOR
      Mr. Knapp was elected to the Board of Directors in May 1997. Mr. Knapp is currently the President and CEO of Lease Capital Corporation, a leasing company located in Castle Rock, CO., and has served in that capacity since 1990. From 1984 until 1990, Mr. Knapp was a regional manager for both Paccom Leasing Corporation and Security Pacific Business Finance. In total, Mr. Knapp has been associated with the banking/finance industry for nearly thirty years. He holds a Bachelor of Science degree in Finance from the University of Arizona.

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

------------------------------------------------------------------------------------------------
                                                                Long Term           All Other
                                  Annual Compensation *       Compensation          Compensation
----------------------   ------   ---------   ---------   ----------------------   -------------
                                   Salary       Bonus            Awards                 **
----------------------   ------   ---------   ---------   ----------------------   -------------
   Name and Principal                                     Securities Underlying
----------------------   ------   ---------   ---------   ---------------------    -------------
             Position     Year       ($)         ($)            Options(#)              ($)
----------------------   ------   ---------   ---------   ---------------------    -------------
     David R. DeYoung     2001     145,260     18,529             25,000               3,156
----------------------   ------   ---------   ---------   ---------------------    -------------
       President, CEO     2000     144,435      8,872             50,000               3,767
----------------------   ------   ---------   ---------   ---------------------    -------------
                          1999     132,053        730             60,000               4,812
----------------------   ------   ---------   ---------   ---------------------    -------------

----------------------   ------   ---------   ---------   ---------------------    -------------
    Mary Anne DeYoung     2001     103,586     14,823             25,000               2,187
----------------------   ------   ---------   ---------   ---------------------    -------------
CFO, Treasurer, Asst.
            Secretary     2000     102,898      7,096             50,000               2,187
----------------------   ------   ---------   ---------   ---------------------    -------------
                          1999      95,214        582             60,000               2,155
------------------------------------------------------------------------------------------------

* Neither Mr. DeYoung nor Ms. DeYoung received additional compensation other than noted above, the aggregate amount of which was the lesser of either $50,000 or 10% of their annual salary and bonus.

** Includes insurance premiums paid by the Company for term life and disability insurance, as well as premiums paid for a key-man life insurance policy which has the death benefit assigned to the Company and the cash value of the policy intended to accrue for the benefit of
Mr. DeYoung.
------------------------------------------------------------------------------------------------

OPTION GRANTS IN LAST FISCAL YEAR
      The following table sets forth the information concerning individual grants of stock options during the last fiscal year to the named Executive
Officers:

--------------------------------------------------------------------------------------
                                  Individual Grants
--------------------------------------------------------------------------------------
      Name          Number of     Percent of Total     Exercise or   Expiration Date
                    Securities    Options Granted to   Base
                    Underlying    Employees in         Price
                    Options       Fiscal Year          ($/Share)
                    Granted (#)
--------------------------------------------------------------------------------------
D.R.DeYoung            25,000          21%               $.616         12/28/11
--------------------------------------------------------------------------------------
Mary Anne DeYoung      25,000          21%               $.56          12/28/11
--------------------------------------------------------------------------------------

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES
      The following table sets forth information concerning each exercise of stock options during the last fiscal year by the named Executive Officers and the fiscal year-end value of unexercised options:

------------------------------------------------------------------------------------------------------------
                      Shares                             Number of securities      Value of unexercised in-
                      acquired on      Value            underlying unexercised     the-money options at
Name                  exercise (#)    Realized ($)    options at fiscal year-end   fiscal year-end ($)*
                                                                 (#)
-----------------     ------------    ------------    --------------------------   -------------------------
                                                      Exercisable/unexercisable    Exercisable/unexercisable
-----------------     ------------    ------------    --------------------------   -------------------------
D.R. DeYoung                  0            $ 0        313,000    /    0              $77,875    /   $0
-----------------     ------------    ------------    --------------------------   -------------------------
Mary Anne DeYoung             0            $ 0        259,800   /    0               $68,600    /   $0
------------------------------------------------------------------------------------------------------------

*Based upon the fair market value of the Common Stock on December 31, 2001 of $.60, being the closing price as quoted on the OTC: BB.

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

COMPENSATION OF DIRECTORS
      The Company currently pays non-employee Directors $1,500 per quarter plus specific hourly fees for special meetings or additional participation. In lieu of cash compensation for directors' services, on December 31, 2001, Mr. Capeless was granted a stock option for 10,000 shares of the Company's Common Stock at $.60, the fair market value of the stock on the date of grant. Pursuant to the 1996 Stock Option Plan (the "1996 Plan"), members of the compensation committee of the Board of Directors are automatically granted an option on the last trading day in June to purchase 4,000 shares of Common Stock at 100% of the fair market value on such date. On June 30, 2000 each member of the compensation committee received an automatic grant to purchase 4,000 shares of Common Stock at $.75, the fair market value on that date. In addition to the automatic grants, the Board of Directors granted each non-employee director 2,000 stock options to purchase shares of Common Stock at $0.56 per share, the fair market value on December 28, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following sets forth the number of shares of Common Stock owned by each Executive Officer and Director of the Company, by all persons known by the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, and by all Executive Officers and Directors as a group.

      Unless otherwise noted, the share ownership specified in the following table represents both record and beneficial ownership as of March 15, 2002.

--------------------------------------------------------------------------------
                                              Beneficial         Percent
Name and Address of Beneficial Owner          Ownership(1)       of Class
------------------------------------          ------------       --------
David R. DeYoung                             798,591 (2),(3)      23.1%
6025 So. Quebec Street #300,
Englewood, Colorado 80111

Mary Anne DeYoung                            330,301 (4)           9.7%
6025 So. Quebec Street #300,
Englewood, Colorado 80111

Robert Wiegand II                             84,500 (5)           2.6%
5261 So. Quebec Street,
Greenwood Village, Colorado 80111

Richard A. Knapp                              20,500 (6)           0.6%
900 W. Castleton Rd, #120,
Castle Rock, Colorado 80104

James J. Capeless                             40,000 (7)           1.3%
2 Nadine Road, Acton, MA 01720

Spencer D. Lehman                            300,638               9.6%
1250 4th Street,
Santa Monica, California 90401

John G. Mazza                                302,937               9.6%
6613 Zumirez Drive,
Malibu, California 90265

All Executive Officers and Directors       1,273,892 (8)          33.1%
as a Group - 5 persons
--------------------------------------------------------------------------------

(1) Beneficial owners are believed to have sole voting and investment power with respect to the shares shown unless otherwise indicated.
(2) Includes: 313,000 options to purchase Common Stock. See EXECUTIVE COMPENSATION - Employment Contract.
(3) Excludes: any shares attributable to Mr. DeYoung's right under his employment contract to maintain his proportional ownership of the Company under certain circumstances. See EXECUTIVE COMPENSATION - Employment Contract.
(4) Includes 259,800 options to purchase Common Stock
(5) Includes 64,500 options to purchase Common Stock
(6) Consists of 20,500 options to purchase Common Stock
(7) Consists of 40,000 options to purchase Common Stock
(8) Includes 697,800 options to purchase Common Stock

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          There were no related transactions for the year ended December 31, 2001.

                                     PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   (a)1.  Financial Statements
          See Financial Statement Index on Page 13
      2.  Financial Statement Schedules
          See Financial Statement Index on Page 13
      3.  List of Exhibits
Exhibit Number       Description and Incorporation by Reference
--------------       ------------------------------------------
   3.1*      - Restated Articles of Incorporation of the Company, as amended.
   3.2*      - Bylaws of the Company, as amended.
   3.3*      - Articles of Amendment to the  Articles of  Incorporation  of
               the Company dated April 18, 1991
   3.4**     - Articles of Amendment to the Articles of Incorporation dated
               May 21, 1993.
   3.4**     - Articles of Amendment to the Articles of Incorporation dated
               June 28, 1994.
  10.5*      - UniVerse(TM)Distributor Agreement between INFORMIX SOFTWARE,
               INC. and the Company dated May 15, 1991
 10.14*******- President Employment Agreement between David R. DeYoung and the Company dated November 1, 1999.
 10.15*******- Chief Financial Officer Employment Agreement between Mary
               Anne DeYoung and the Company dated September 1, 1999.
 10.21****   - Software License Agreement between Reynolds+Reynolds and the
               Company. This exhibit is subject to a grant of confidential treatment filed separately with the Securities and Exchange Commission.
 10.22***    - 1994 Stock Option and Grant Plan.
 10.23**     - 1993 Stock Option Plan.
 10.24       - Equity Incentive Plan
 23          - Consent of BKD, LLP

          See Index to Financial Statements on Page 13
* Filed as an Exhibit to Form S-1 Registration Statement No. 33-44717, on December 23, 1991.
** Filed as an Exhibit to Form S-8 Registration Statement No. 33-86760, on November 29, 1994
*** Filed as an Exhibit to Form S-8 Registration Statement No. 33-78096, on April 22, 1994.
****    Filed as an Exhibit to Form 10-K for the period ended December 31,
        1994.
****** Filed as an Exhibit to Form S-3 Registration Statement No. 333-35265, on September 10, 1997.
******* Filed as an Exhibit to Form 10-K for the period ended December 31,
        1999

There were no reports filed on Form 8-K for the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1MAGE SOFTWARE, INC.
By:   /s/ David R. DeYoung                          Date:   March 29, 2002
      --------------------                               -----------------
      David R. DeYoung
      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
By:   /s/ David R. DeYoung                          Date: March 29, 2002
      --------------------                               ---------------
      David R. DeYoung, President
      and Principal Chief Executive Officer

By:   /s/ Mary Anne Deyoung                         Date: March 29, 2002
       --------------------                               --------------
      Mary Anne DeYoung
      Vice President, Finance
      Principal and Accounting Officer

By:   /s/ Robert Wiegand, II                        Date: March 29, 2002
      ----------------------                             ---------------
      Robert Wiegand, II
      Director and Secretary

By:   /s/ Richard A. Knapp                          Date: March 29, 2002
      --------------------                                --------------
      Richard A. Knapp
      Director

By:   /s/ James J. Capeless                         Date: March 29, 2002
      ---------------------                               --------------
      James J. Capeless
      Director