Form 10-Q
period 2002-03-31
IMAGE SOFTWARE INC
filed 2002-05-17
CIK 723574

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended 3/31/2002
                                       OR
(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.  For the transition period from
                                        to
      ---------------------------------    ----------------------------



                              1MAGE SOFTWARE, INC.
              (Exact name of Registrant as specific in its charter)

                                     0-12535
                            (Commission File Number)

                 COLORADO                             84-0866294
         (State of Incorporation)        (IRS Employer Identification Numbers)

6025 S. QUEBEC ST. SUITE 300 ENGLEWOOD CO 80111       (303) 694-9180
     (Address of principal executive offices)  (Registrant's telephone number, including area code)







Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to
such filing requirements for the past 90 days.  Yes  X      No
                                                    ----       ---



As of May 10, 2002, there were 3,146,554 shares of the Registrant's common stock outstanding.

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

  Item 1   Financial Statements

   Balance Sheets -March 31, 2002, and December 31, 2001..................... 3

   Statements of Operations - for three months ended March 31, 2002 and March
   31, 2001.................................................................. 4

   Statements of Cash Flows -for three months ended March 31, 2002 and
   March 31, 2001 ........................................................... 5


    Item 2   Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................... 7

PART II.  OTHER INFORMATION

    Items 1-5................................................................ 8


    Item 6   Exhibits and Reports on Form 8-K......................... ...... 8

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                              1MAGE SOFTWARE, INC.
                                 BALANCE SHEETS

                                                            Unaudited
                                                             March 31,         December 31,
                                                                2002              2001
                                                         -----------------------------------
                        ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                              $      138,330     $      212,421
   Receivables:
       Trade (less allowance: 2002, $10,000; 2001,
         $10,000                                                 387,668            421,977
   Inventory                                                      10,197              9,070
   Deferred tax asset                                             50,000             50,000
   Prepaid expenses and other current assets                      19,226             15,597
                                                         ----------------   ----------------
       Total current assets                                      605,421            709,065

PROPERTY AND EQUIPMENT, at cost,  net                             62,043             57,878

OTHER ASSETS:
   Software development costs, net                               736,089            725,606
   Other                                                           3,058              3,058
                                                         ----------------   ----------------
TOTAL ASSETS                                              $    1,406,611     $    1,495,607
                                                         ================   ================

          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                                         $           --     $           --
   Current portion of capital lease obligations                    1,784              1,784
   Deferred revenue                                              246,000            233,000
   Accounts payable                                              264,764            187,878
   Accrued liabilities                                           112,550            146,510
                                                         ----------------   ----------------
       Total current liabilities                                 625,098            569,172
LONG-TERM OBLIGATIONS:
   Capital lease obligations                                         485              1,093

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.004 par value - 10,000,000 shares
authorized; shares outstanding: 2002 and 2001 - 3,146,554         12,586             12,586
   Additional paid-in capital                                  7,238,658          7,238,658
   Accumulated deficit                                        (6,470,216)        (6,325,902)
                                                         ----------------   ----------------
      Total shareholders' equity                                 781,028            925,342
                                                         ----------------   ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $    1,406,611     $    1,495,607
                                                         ================   ================

                  See Notes to Condensed Financial Statements

                              1MAGE SOFTWARE, INC.
                              STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended March 31,
                                                 2002             2001
                                          ---------------  ---------------
REVENUE
   System sales and software licenses     $      212,075    $     329,209
   Services and annual fees                      305,189          503,188
                                          ---------------  ---------------
      Total revenue                              517,264          832,397
                                          ---------------  ---------------

COST OF REVENUE:
  System sales and software licenses             212,838           88,453
  Services and annual fees                       121,698          125,525
                                          ---------------  ---------------
      Total cost of revenue                      334,536          213,978
                                          ---------------  ---------------

GROSS PROFIT                                     182,728          618,419
   % of Revenue                                      35%              74%

OPERATING EXPENSES:
   Selling, general & administrative             327,297          390,494
                                          ---------------  ---------------

INCOME/(LOSS) FROM OPERATIONS                   (144,569)         227,925
                                          ---------------  ---------------

OTHER INCOME/(EXPENSE):
   Interest income                                   803            1,755
   Interest expense                                 (548)          (7,838)
                                          ---------------  ---------------
      Total other income (expense)                   255           (6,083)
                                          ---------------  ---------------

INCOME/(LOSS) BEFORE INCOME TAXES               (144,314)         221,842

PROVISION FOR INCOME TAXES                            --               --
                                          ---------------  ---------------

NET INCOME/(LOSS)                         $     (144,314)   $     221,842
                                          ===============  ===============

BASIC AND DILUTED INCOME/(LOSS) PER       $         (.05)   $         .07
COMMON SHARE:                             ===============  ===============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING:                 3,146,554        3,146,554
                                          ===============  ===============

                  See Notes to Condensed Financial Statements

                              1MAGE SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Three Months Ended March 31,
                                                            2002                 2001
                                                     ---------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings/(Loss)                                    $  (144,314)       $     221,842
Adjustments to reconcile earnings to net cash
provided by operating activities:
   Depreciation and amortization                            80,968               82,269
   Changes in assets and liabilities:
     Receivables                                            34,309             (206,588)
     Inventory                                              (1,127)              (1,725)
     Prepaid expenses and other assets                      (3,629)               2,808
     Accounts payable                                       76,886              (11,686)
     Accrued liabilities and deferred revenue              (20,960)              34,081
                                                     ---------------     ---------------
           Net cash provided by operating activities         22,133             121,001
                                                     ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                          (9,833)              (6,867)
Additions to capitalized software                          (85,783)             (66,407)
                                                     ---------------     ---------------
           Net cash used for investing activities          (95,616)             (73,274)
                                                     ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit                                     --              (50,000)
Repayment of long-term obligations                            (608)                (491)
                                                     ---------------     ---------------
           Net cash used for financing activities             (608)             (50,491)
                                                     ---------------     ---------------

DECREASE IN CASH AND CASH EQUIVALENTS                      (74,091)              (2,764)

CASH AND CASH EQUIVALENTS, beginning of period             212,421              150,457
                                                     ---------------     ---------------
CASH AND CASH EQUIVALENTS, end of period               $   138,330        $     147,693
                                                     ===============     ===============

                  See Notes to Condensed Financial Statements

                              1MAGE SOFTWARE, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
GENERAL:
Management has elected to omit substantially all notes to the unaudited interim financial statements. Reference should be made to the Company's annual report on Form 10-K for the year ended December 31, 2001 as this report incorporates the Notes to the Company's year-end financial statements. The condensed balance sheet of the Company as of December 31, 2001 has been derived from the audited balance sheet of the Company as of that date.

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

EARNINGS (LOSS) PER SHARE - Earnings/ (Loss) per share is computed by dividing net income (loss) by the weighted average number of common and equivalent shares outstanding during the period. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2002 VERSUS MARCH 31,
2001

1mage Software, Inc. (the "Company") reported revenue of $517,264 for the first quarter of 2002, a 38% decrease from $832,397 posted for the first quarter in 2001. Sales of software licenses decreased 45% or $149,239, which the Company attributes to the global economic slowdown in the technology sector since September 11, 2001. Annual license fees decreased 38% or $165,730 compared to the first quarter in 2001 due to the cancellation of a Subscription & Maintenance agreement with the Company's largest customer that previously required a lump sum payment of $203,000 in the first quarter. Service revenues for the quarter ended March 31, 2002 were $32,269 less than $71,500 for the first quarter of 2001 due to the decrease in software license revenue. The cost of system sales and software licenses exceeded the revenue earned from this category due to the higher sales of low-margin third party software and $75,300 of fixed amortization costs for deferred software development. SG&A expenses of $327,297 for the first quarter were 16% lower than the first quarter of 2001, primarily due to decreased commissions and bonuses. The Company posted a first quarter 2002 net loss of $(144,314), or $(.05) per share, as compared to net earnings of $221,842, or $.07 per share, for the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's largest customer, The Reynolds and Reynolds Company ("Reynolds"), terminated its 1996 Subscription and Maintenance Agreement with the Company in the first quarter of 2002. Reynolds and the Company are currently involved in various legal proceedings to determine the effect of that termination on Reynolds' rights, if any, to continue licensing the Company's software to its customers and the amount of licensing and other fees to be paid to the Company on account of such licenses. See Part II, Item 1, Legal Proceedings below.

While the Company cannot predict the outcome of its various legal proceedings with Reynolds, Reynolds' decision to terminate the 1996 Agreement had a material adverse effect on the Company's cash flow and liquid assets in the first quarter of 2002 and may have a similar effect in future periods. In the absence of its termination of the 1996 agreement, Reynolds would have made a payment to the Company of $203,000 in the first quarter of 2002. In addition, the out-of-pocket costs and other indirect expenses of the legal proceedings between the Company and Reynolds may have a material adverse impact on the Company's financial resources, liquid assets, and operating results in one or more future reporting periods.

As of March 31, 2002, cash on hand decreased $74,091 from $212,421 at December 31, 2001, primarily due to cash flows from operating activities falling short of cash used for additions to capitalized software. On February 24, 2002, the Company's $200,000 line of credit agreement was extended for another year. There were no borrowings against the line of credit at March 31, 2002.

The Company's financial resources include cash on hand, revenues from operations, and management of funds available on its revolving line of credit. In the Company's judgment, sufficient financial resources are available to meet current working capital needs. The Company's line of credit expires February 24, 2003 and bears interest at prime plus 1.5% and is secured by the Company's accounts receivables and general intangibles.

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

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

In May 1994, the Company entered into a software license agreement (the "1994 Agreement") with The Reynolds and Reynolds Company ("Reynolds") which provides software as well as other products and services to automobile dealers and other customers. In 1996, the Company entered into a subscription and maintenance agreement with Reynolds (the "1996 Agreement") providing for the payment of annual subscription and maintenance fees to the Company for subsequent releases of the Company's software not covered by the 1994 Agreement.

On January 18, 2002, Reynolds notified the Company of its intent to terminate the 1996 Agreement on April 22, 2002. Reynolds and the Company subsequently entered into negotiations aimed at determining what amounts would be payable to the Company for post-termination licenses of certain products and for the continuation of existing licenses. When the parties failed to reach agreement on these issues, on April 10, 2002, Reynolds demanded mediation before the American Arbitration Association in Dayton, Ohio pursuant to the 1994 Agreement. The Company declined to submit to mediation on the grounds that the parties' dispute related to the 1996 Agreement, which agreement did not require mediation or arbitration. Reynolds then informed the Company for the first time that it would be taking the position that it had a perpetual license to all software previously provided by the Company to Reynolds or its licensees notwithstanding the termination of the 1996 Agreement. Shortly thereafter, the Company filed a civil action in Colorado state district court for the City and County of Denver, 1MAGE SOFTWARE, INC. v. THE REYNOLDS & REYNOLDS CO., ET
AL., No. 02-CV-3268, seeking a declaratory judgment against Reynolds and certain of its Colorado licensees to the effect that, contrary to Reynolds' claims, Reynolds and its licensees, do not have a perpetual license to the software provided by the Company pursuant to the 1996 Agreement.

Reynolds subsequently filed an action in federal district court in Colorado seeking to remove the Company's declaratory judgment action from state court to federal court in Colorado. 1MAGE SOFTWARE, INC. v. THE REYNOLDS & REYNOLDS CO., ET AL., Civ. No. 02-K-780. The Company opposed Reynolds' removal petition and asked the federal court to remand the case back to state court, which it did on April 23, 2002.

On May 3, 2002, Reynolds filed an action in federal district court in Ohio seeking an order compelling the Company to mediate and, if necessary, arbitrate its dispute with Reynolds pursuant to the 1994 Agreement and staying the declaratory action brought by the Company in Colorado state court. THE REYNOLDS & REYNOLDS CO. v. 1MAGE SOFTWARE, INC., No. C 3-02-206, S.D. Ohio (Dayton Division).

While the Company does not believe it is required to submit its dispute with Reynolds to mediation or arbitration because it arises from the 1996 Agreement rather than the 1994 Agreement, it may elect to do so in order to control the costs of litigation, which are already substantial. The Company cannot predict the results of any mediation, arbitration or litigation with Reynolds but it is likely that the license fees or other revenues paid to the Company by Reynolds over the next few years will be less than in recent years. It is also possible, however, that those revenues will increase in the short term, particularly if the Company ultimately prevails in the various legal proceedings against Reynolds. On the other hand, the burden imposed by these legal proceedings, including the out of pocket costs and the diversion of the Company's other limited resources, is likely to have a material adverse effect on the Company's results of operations so long as the dispute remains unresolved.

Item 2.     Changes in Securities and Use of Proceeds             Inapplicable
Item 3.     Defaults Upon Senior Securities                       Inapplicable
Item 4      Submission of Matters to a Vote of Security Holders   Inapplicable
Item 5.     Other Information                                     Inapplicable
Item 6.     Exhibits and Reports on Form 8-K

(A) Exhibit Table                                                 Inapplicable

(B) Reports on Form 8-K

          There were no reports filed on Form 8-K for the quarter ended March 31, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              1MAGE SOFTWARE, INC.
                                  (Registrant)

Date:  5/16/2002                               /S/ MARY ANNE DEYOUNG
                                               --------------------------------

                                               Mary Anne DeYoung
                                               Chief Financial Officer