Form 10-Q
period 2002-06-30
IMAGE SOFTWARE INC
filed 2002-08-14
CIK 723574

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended 6/30/2002
                                       OR
(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.  For the transition period from
                               to
      ------------------------    ----------------------------



                             1MAGE SOFTWARE, INC.
                             --------------------
            (Exact name of Registrant as specific in its charter)

                                     0-12535
                            (Commission File Number)

                COLORADO                               84-0866294
                --------                               ----------
       (State of Incorporation)          (IRS Employer Identification Numbers)

        6025 S. QUEBEC ST. SUITE 300
             ENGLEWOOD CO 80111                       (303) 694-9180
   ----------------------------------------           --------------
   (Address of principal executive offices)    (Registrant's telephone number,
                                                      including area code)





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to
such filing requirements for the past 90 days.           Yes  X     No
                                                             ----      ----




As of August 10, 2002, there were 3,146,554 shares of the Registrant's common stock outstanding.

                                TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION

      Item 1  Financial Statements

      Balance Sheets -June 30, 2002, and December 31, 2001....................3

      Statements of Operations -for three months ended June 30, 2002
      and June 30, 2001    ...................................................4

      Statements of Operations -for six months ended June 30, 2002
      and June 30, 2001    ...................................................5

      Statements of Cash Flows -for six months ended June 30, 2002 and June 30, 2001 ......................................................6

      Item 2  Management's Discussion and Analysis of Financial
Condition and Results of Operations...........................................8

PART II.    OTHER INFORMATION

      Item 1..................................................................9

      Items 2-6  Exhibits and Reports on Form 8-K............................10

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
                              1MAGE SOFTWARE, INC.
                                 BALANCE SHEETS

                                                             Unaudited
                                                              June 30,       December 31,
                                                                2002            2001
                                                            ----------------------------
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                 $   233,208      $   212,421
  Receivables:
    Trade (less allowance: 2002, $10,000; 2001, $10,000         423,652          421,977
  Inventory                                                       8,052            9,070
  Deferred tax asset                                             50,000           50,000
  Prepaid expenses and other current assets                      15,960           15,597
                                                            -----------      -----------
    Total current assets                                        730,872          709,065

PROPERTY AND EQUIPMENT, at cost,  net                            58,767           57,878

OTHER ASSETS:
  Software development costs, net                               732,725          725,606
  Other                                                           3,058            3,058
                                                            -----------      -----------
TOTAL ASSETS                                                $ 1,525,422      $ 1,495,607
                                                            ===========      ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit                                            $   175,000      $        --
  Current portion of capital lease obligations                    1,629            1,784
  Deferred revenue                                              264,000          233,000
  Accounts payable                                              270,549          187,878
  Accrued liabilities                                           116,912          146,510
                                                            -----------      -----------
    Total current liabilities                                   828,090          569,172

LONG-TERM OBLIGATIONS:
  Capital lease obligations                                          --            1,093

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.004 par value - 10,000,000 shares
     authorized; shares outstanding:
     2002 and 2001 - 3,146,554                                   12,586           12,586
  Additional paid-in capital                                  7,238,658        7,238,658
  Accumulated deficit                                        (6,553,912)      (6,325,902)
                                                            -----------      -----------
    Total shareholders' equity                                  697,332          925,342
                                                            -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 1,525,422      $ 1,495,607
                                                            ===========      ===========

                  See Notes to Condensed Financial Statements

                              1MAGE SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three Months Ended June 30,
                                              2002              2001
                                          -----------       -----------
REVENUE
   System sales and software licenses     $   253,702       $   447,801
   Services and annual fees                   356,263           332,645
                                          -----------       -----------
      Total revenue                           609,965           780,446
                                          -----------       -----------

COST OF REVENUE:
  System sales and software licenses          166,319           217,185
  Services and annual fees                    133,156           138,414
                                          -----------       -----------
      Total cost of revenue                   299,475           355,599
                                          -----------       -----------

GROSS PROFIT                                  310,490           424,847
   % Of Revenue                                   51%               54%

OPERATING EXPENSES:
   Selling, general & administrative          392,886           367,637
                                          -----------       -----------

INCOME/(LOSS) FROM OPERATIONS                 (82,396)           57,210
                                          -----------       -----------

OTHER INCOME/(EXPENSE):
   Interest income
                                                1,052             1,267
   Interest expense                            (2,352)           (1,552)
                                          -----------       -----------
      Total other income (expense)             (1,300)             (285)
                                          -----------       -----------

INCOME/(LOSS) BEFORE INCOME TAXES             (83,696)           56,925

PROVISION FOR INCOME TAXES                         --                --
                                          -----------       -----------

NET INCOME/(LOSS)                         $   (83,696)      $    56,925
                                          ===========       ===========

BASIC AND DILUTED INCOME/(LOSS)
PER COMMON SHARE:                         $      (.03)      $       .02
                                          ===========       ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
      Basic                                 3,146,554         3,146,554
                                          ===========       ===========
      Diluted                               3,146,554         3,374,922
                                          ===========       ===========

                   See Notes to Condensed Financial Statements

                              1MAGE SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Six Months Ended June 30,
                                              2002              2001
                                          -----------       -----------
REVENUE
   System sales and software licenses     $   465,778       $   777,010
   Services and annual fees                   661,451           835,833
                                          -----------       -----------
      Total revenue                         1,127,229         1,612,843
                                          -----------       -----------

COST OF REVENUE:
  System sales and software licenses          379,157           305,638
  Services and annual fees                    254,854           263,939
                                          -----------       -----------
      Total cost of revenue                   634,011           569,577
                                          -----------       -----------

GROSS PROFIT                                  493,218         1,043,266
   % Of Revenue                                   44%               65%

OPERATING EXPENSES:
   Selling, general & administrative          720,183           758,131
                                          -----------       -----------

INCOME/(LOSS) FROM OPERATIONS                (226,965)          285,135
                                          -----------       -----------

OTHER INCOME/(EXPENSE):
   Interest income                              1,855             3,022
   Interest expense                            (2,900)           (9,390)
                                          -----------       -----------
      Total other income (expense)             (1,045)           (6,368)
                                          -----------       -----------

INCOME/(LOSS) BEFORE INCOME TAXES            (228,010)          278,767

PROVISION FOR INCOME TAXES                         --                --
                                          -----------       -----------

NET INCOME/(LOSS)                         $  (228,010)      $   278,767
                                          ===========       ===========

BASIC AND DILUTED INCOME/(LOSS) PER
COMMON SHARE:                             $      (.07)      $       .08
                                          ===========       ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
        Basic                               3,146,554         3,146,554
                                          ===========       ===========
        Diluted                             3,146,554         3,396,632
                                          ===========       ===========

                   See Notes to Condensed Financial Statements

                              1MAGE SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Six Months Ended June 30,
                                                        2002           2001
                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings/(Loss)                                  $(228,010)     $ 278,767
Adjustments to reconcile earnings to net cash
provided by operating activities:
  Depreciation and amortization                        162,305        162,089
  Changes in assets and liabilities:
    Receivables                                         (1,675)      (172,400)
    Inventory                                            1,018         (1,604)
    Prepaid expenses and other assets                     (363)         3,365
    Accounts payable                                    82,671         50,383
    Accrued liabilities and deferred revenue             1,402         47,642
                                                     ---------      ---------
       Net cash provided by operating activities        17,348        368,242
                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                     (12,594)       (12,382)
Additions to capitalized software                     (157,719)      (132,826)
                                                     ---------      ---------
       Net cash used in investing activities          (170,313)      (145,208)
                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to line of credit                            175,000        135,000
Repayment of line of credit                                 --       (335,000)
Repayment of long-term obligations                      (1,248)        (1,009)
                                                     ---------      ---------
       Net cash provided by (used in) financing
       activities                                      173,752       (201,009)
                                                     ---------      ---------

DECREASE IN CASH AND CASH EQUIVALENTS                   20,787         22,025

CASH AND CASH EQUIVALENTS, beginning of period         212,421        150,457
                                                     ---------      ---------
CASH AND CASH EQUIVALENTS, end of period             $ 233,208      $ 172,482
                                                     =========      =========

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

EARNINGS (LOSS) PER SHARE - Earnings/ (Loss) per share is computed by dividing net income (loss) by the weighted average number of common and equivalent shares outstanding during the period. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share. As the Company incurred net losses for the three and six months ended June 30, 2002, the outstanding stock options were antidilutive and have been excluded from the computation of diluted earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2002 VERSUS JUNE 30, 2001 1mage Software, Inc. (the "Company") reported revenue of $610,000 for the second quarter of 2002, a 22% decrease from $780,000 posted for the second quarter in 2001. Sales of systems and software licenses (including related hardware) decreased 59% or $254,000, which the Company attributes to the global economic slowdown in the technology sector. Recurring Annual License Fees of $266,000 increased 18% compared to the second quarter in 2001, due to the addition of new customers. Service revenues for the quarter ended June 30, 2002 were $17,000 less than $108,000 for the second quarter of 2001 as a result of decreased revenue from new installations. SG&A expenses of $393,000 for the second quarter were 7% higher than $368,000 reported for the second quarter of 2001, primarily due to a $49,000 increase in legal expenses associated with the legal proceedings against The Reynolds and Reynolds Company. See Part II, Item 1, Legal Proceedings below. The Company reported a second quarter 2002 net loss of $(83,000), or $(.03) per share, as compared to net earnings of $57,000, or $.02 per share, for the same quarter last year.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2002 VERSUS JUNE 30, 2001 The Company reported revenue of $1.1 million for the six months ended June 30, 2002, a decrease of $486,000, or 30%, over $1.6 million reported for the first six months in 2001. Revenue generated from the Company's largest customer, The Reynolds and Reynolds Company ("Reynolds"), was $293,000 less for the six months ended June 30, 2002 than it was for the first six months of 2001. Sales of systems and software licenses (including related hardware) decreased 53% or $404,000 for the comparable six-month periods. Annual license fees decreased $125,000 due to the cancellation of a Subscription & Maintenance agreement with Reynolds that previously required a lump sum payment of $203,000 in the first quarter. Consulting service revenue for the first half of 2002 decreased $50,000 compared to the six months ended June 30, 2001. For the six months ended June 30, 2002, gross profit on revenue was 44%, as compared to 65% for the year earlier period. SG&A expenses were 5% lower for the six months ended June 30, 2002, primarily due to decreased commissions and reductions in salaries and bonuses offsetting increases in legal fees and marketing expenses. The Company reported a net loss of $(228,000) or $(.07) per share for the six months ended June 30, 2002, as compared to net income of $279,000 or $.08 per share for the same period one year ago.


LIQUIDITY AND CAPITAL RESOURCES

Reynolds terminated its 1996 Subscription and Maintenance Agreement with the Company in the first quarter of 2002. Reynolds and the Company are currently involved in various legal proceedings to determine the effect of that termination on Reynolds' rights, if any, to continue licensing the Company's software to its customers and the amount of licensing and other fees to be paid to the Company on account of such licenses. See Part II, Item 1, Legal Proceedings below.

While the Company cannot predict the outcome of its various legal proceedings with Reynolds, Reynolds' decision to terminate the 1996 Agreement had a material adverse effect on the Company's cash flow and liquid assets in the first six months of 2002 and may have a similar effect in future periods. In the absence of its termination of the 1996 agreement, Reynolds would have made a payment to the Company of $203,000 in the first quarter of 2002. On June 22, 2002, the Company filed a summons and a complaint for monies owed in Denver District Court for, among other things, a payment of $193,611 due upon termination of the 1996 agreement. On July 23, 3002, Reynolds deposited that sum with the clerk of the district court, pending court order as to its disposition. See Part II, Item 1, Legal Proceedings below.

As previously disclosed, the direct and indirect expenses of the legal proceedings between the Company and Reynolds may have a material adverse impact on the Company's operating results and financial condition.

As of June 30, 2002, cash on hand increased $20,787 from $212,421 at December 31, 2001, primarily due to cash advances on the line of credit. There were borrowings of $175,000 against the line of credit at June 30, 2002.

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


FORWARD LOOKING STATEMENTS
Some of the statements made herein are not historical facts and may be considered "forward looking statements." All forward-looking statements are, of course, subject to varying levels of uncertainty. In particular, statements which suggest or predict future events or state the Company's expectations or assumptions as to future events may prove to be partially or entirely inaccurate, depending on any of a variety of factors, such as adverse economic conditions, new technological developments, competitive developments, competitive pressures, unanticipated results or costs of ongoing litigation, changes in the management, personnel, financial condition or business objectives of one or more of the Company's customers, increased governmental regulation or other actions affecting the Company or its customers as well as other factors.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

Please see Part II, Item 1. Legal Proceedings in the Company's Form 10-Q for the period ended March 31, 2002. On June 21, 2002, the Company filed a new civil action seeking monies owed by The Reynolds and Reynolds Company under its 1996 subscription and maintenance agreement with the Company in Colorado district court for the City and County of Denver. 1MAGE SOFTWARE, INC. v. THE REYNOLDS AND REYNOLDS CO. Case No.: 02-CV-4701 ("the "Collection Action"). In its complaint in the Collection Action, the Company demands immediate payment of $193,611 currently due under that contract plus interest and costs. Reynolds deposited the $193,610.90 with the court clerk, pending order of the court as to its disposition and has filed an answer denying liability.

On June 6, 2002, in 1MAGE SOFTWARE, INC. v. THE REYNOLDS AND REYNOLDS CO., ET AL., No. 02-CV-3268 (the "Declaratory Judgment Action"), the court referred the case to mediation to be held in Colorado on August 16, 2002. On July 11, 2002, the Company filed a motion in the Declaratory Judgment Action seeking partial summary judgment against Reynolds and certain of its Colorado licensees who continue to use the Company's software on the grounds that both the 1996 agreement and the 1994 agreement provide that annual fees must be paid and Reynolds paid those annual licensing and subscription fees for six years, without protest.

The Company cannot predict the results of any mediation, arbitration or litigation with Reynolds but the burden imposed by these legal proceedings, including the direct and indirect costs and the diversion of the Company's other limited resources, may continue to have an adverse effect on the Company's results of operations. This burden may prove to be material to the Company's financial condition or results of operation in future reporting periods.

Item 2.     Changes in Securities and Use of Proceeds             Inapplicable
Item 3.     Defaults Upon Senior Securities                       Inapplicable
Item 4      Submission of Matters to a Vote of Security Holders   Inapplicable
Item 5.     Other Information                                     Inapplicable
Item 6.     Exhibits and Reports on Form 8-K

(A) Exhibit Table
      99.1  Certification of Periodic Report for Chief Executive Officer
      99.2  Certification of Periodic Report for Chief Financial Officer

(B) Reports on Form 8-K

  There were no reports filed on Form 8-K for the quarter ended June 30, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              1MAGE SOFTWARE, INC.
                                  (Registrant)


Date:       August 14, 2002             By:  /S/ MARY ANNE DEYOUNG
     -------------------------------       -----------------------------------
                                             Mary Anne DeYoung
                                             Chief Financial Officer