Form 10-Q
period 2002-09-30
IMAGE SOFTWARE INC
filed 2002-11-13
CIK 723574

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED 9/30/2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____________ to
     __________________.


                              1MAGE SOFTWARE, INC.
                              --------------------
              (Exact name of Registrant as specific in its charter)

                                     0-12535
                                     -------
                            (Commission File Number)

                  COLORADO                          84-0866294
                  --------                          ----------
          (State of Incorporation)     (IRS Employer Identification Number)

6025 S. QUEBEC ST. SUITE 300 ENGLEWOOD CO 80111         (303) 694-9180
-----------------------------------------------         --------------
   (Address of principal executive offices)      (Registrant's telephone number,
                                                      including area code)






Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes     No X
                                                ---    ---


As of November 8, 2002, there were 3,146,554 shares of the Registrant's common stock outstanding.

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

Item 1   Financial Statements
   Balance Sheets -September 30, 2002 and December 31, 2001................. 3

   Statements of Income -for 3 months ended September 30, 2002 and
   September 30, 2001....................................................... 4

   Statements of Income (loss) -for 9 months ended September 30, 2002 and September 30, 2001................................................... 5

   Statements of Cash Flows -for 9 months ended September 30, 2002 and September 30, 2001................................................... 6


   Item 2   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................... 8

   Item 3   Quantitative and Qualitative Disclosures About Market Risk..... 10

   Item 4   Controls and Procedures........................................ 10

PART II.  OTHER INFORMATION

   Items 1-5............................................................... 11


   Item 6   Exhibits and Reports on Form 8-K............................... 11

                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
                              1MAGE SOFTWARE, INC.
                                 BALANCE SHEETS

                                                              September 30,
                                                                  2002          December 31,
                                                              (Unaudited)           2001
                                                              ------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $    226,931      $    212,421
  Receivables:
       Trade (less allowance: 2002, $10,000; 2001, $10,000)        499,574           421,977
  Inventory                                                          5,753             9,070
  Deferred tax asset                                                50,000            50,000
  Prepaid expenses and other current assets                         14,276            15,597
                                                              ------------------------------
    Total current assets                                           796,534           709,065

PROPERTY AND EQUIPMENT, at cost, net                                53,318            57,878

OTHER ASSETS
  Software development costs, net                                  730,639           725,606
  Other                                                              3,058             3,058
                                                              ------------------------------
TOTAL ASSETS                                                  $  1,583,549      $  1,495,607
                                                              ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Line of credit                                              $    175,000      $         --
  Current portion of capital lease obligations                         954             1,784
  Accounts payable                                                 271,185           187,878
  Deferred revenue                                                 241,000           233,000
  Accrued liabilities                                              154,821           146,510
                                                              -------------------------------
    Total current liabilities                                      842,960           569,172

LONG-TERM OBLIGATIONS
   Capital lease obligations                                            --             1,093

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.004 par value - 10,000,000 shares                 12,586            12,586
authorized; shares outstanding: 2002 - 3,146,554;
2001 - 3,146,554
  Additional paid-in capital                                     7,238,658         7,238,658
  Accumulated deficit                                           (6,510,655)       (6,325,902)
                                                              ------------------------------
    Total shareholders' equity                                     740,589           925,342
                                                              ------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $  1,583,549      $  1,495,607
                                                              ==============================

See Notes to Condensed Financial Statements.

                              1MAGE SOFTWARE, INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              Three Months Ended September 30,
                                                                   2002              2001
                                                              ------------      ------------
REVENUE
  System sales and software licenses                          $    288,711      $    353,354
  Services and annual fees                                         366,084           362,705
                                                              ------------      ------------
    Total revenue                                                  654,795           716,059
                                                              ------------      ------------

COST OF REVENUE
  Software licenses                                                130,767           119,358
  Services and annual fees                                         142,225           173,026
                                                              ------------      ------------
    Total cost of revenue                                          272,992           292,384
                                                              ------------      ------------

GROSS PROFIT                                                       381,803           423,675
  % Of Revenue                                                         58%               59%


OPERATING EXPENSES
  Selling, general & administrative                                336,352           368,655
                                                              ------------      ------------

INCOME FROM OPERATIONS                                              45,451            55,020
                                                              ------------      ------------

OTHER INCOME/(EXPENSE)
  Interest income                                                    1,026             1,093
  Interest expense                                                  (3,220)             (425)
                                                              ------------      ------------
    Total other income (expense)                                    (2,194)              668
                                                              ------------      ------------

INCOME BEFORE INCOME TAXES                                          43,257            55,688

PROVISION FOR INCOME TAXES                                              --                --
                                                              ------------      ------------
NET INCOME                                                    $     43,257      $     55,688
                                                              ============      ============
INCOME PER COMMON SHARE:
  BASIC                                                       $        .01      $        .02
                                                              ============      ============
  DILUTED                                                     $        .01      $        .02
                                                              ============      ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
    BASIC                                                        3,146,554         3,146,554
                                                              ============      ============
    DILUTED                                                      3,163,833         3,375,405
                                                              ============      ============

See Notes to Condensed Financial Statements.

                              1MAGE SOFTWARE, INC.
                           STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                                                              Nine Months Ended September 30,
                                                                  2002              2001
                                                              ------------      ------------
REVENUE
  System sales and software licenses                          $    754,489    $    1,131,825
  Services and annual fees                                       1,027,535         1,197,077
                                                              ------------      ------------
    Total revenue                                                1,782,024         2,328,902
                                                              ------------      ------------

COST OF REVENUE:
  Software licenses                                                509,924           424,995
  Services and annual fees                                         397,079           436,966
                                                              ------------      ------------
    Total cost of revenue                                          907,003           861,961
                                                              ------------      ------------

GROSS PROFIT                                                       875,021         1,466,941
  % Of Revenue                                                         49%               63%

OPERATING EXPENSES
  Selling, general & administrative                              1,056,536         1,126,785
                                                              ------------      ------------
INCOME/(LOSS) FROM OPERATIONS                                     (181,515)          340,156
                                                              ------------      ------------

OTHER INCOME/(EXPENSE):
  Interest income                                                    2,881             4,115
  Interest expense                                                  (6,120)           (9,815)
                                                              ------------      ------------
    Total other income (expense)                                    (3,239)           (5,700)
                                                              ------------      ------------

INCOME/(LOSS) BEFORE INCOME TAXES                                 (184,754)          334,456

PROVISION FOR INCOME TAXES                                              --               --
                                                              ------------      ------------

NET INCOME/(LOSS)                                             $   (184,754)     $    334,456
                                                              ============      ============

INCOME/(LOSS) PER COMMON SHARE:
  BASIC                                                       $       (.06)     $        .11
                                                              ============      ============
  DILUTED                                                     $       (.06)     $        .10
                                                              ============      ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
  BASIC                                                          3,146,554         3,146,554
                                                              ============      ============
  DILUTED                                                        3,146,554         3,375,514
                                                              ============      ============

See Notes to Condensed Financial Statements.

                              1MAGE SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Nine Months Ended September 30,
                                                                  2002              2001
                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings/(Loss)                                           $   (184,754)     $    334,456
Adjustments to reconcile earnings to net cash
  provided by operating activities:
   Depreciation and amortization                                   243,055           243,685
   Changes in assets and liabilities:
     Receivables                                                   (77,597)         (279,075)
     Inventory                                                       3,317            (1,888)
     Prepaid expenses and other assets                               1,321             7,025
     Accounts payable                                               83,307            47,736
     Accrued liabilities                                            16,312            75,952
                                                              ------------      ------------
        Net cash provided by operating activities                   84,961           427,891
                                                              ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                 (12,595)          (21,699)
Additions to capitalized software                                 (230,933)         (203,918)
                                                              ------------      ------------
         Net cash used for investing activities                   (243,528)         (225,617)
                                                              ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to line of credit                                        175,000           185,000
Repayment of line of credit                                             --          (385,000)
Repayment of long-term obligations                                  (1,923)           (1,555)
                                                              ------------      ------------
        Net cash provided by (used in) financing                   173,077          (201,555)
          activities
                                                              ------------      ------------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                    14,510               719
CASH AND CASH EQUIVALENTS, beginning of period                     212,421           150,457
                                                              ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                      $    226,931      $    151,176
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

EARNINGS (LOSS) PER SHARE - Earnings/ (Loss) per share is computed by dividing net income by the weighted average number of common and equivalent shares outstanding during the period. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share. As the Company incurred net losses for the nine-month period ended September 30, 2002, the outstanding stock options were antidilutive and have been excluded from the computation of diluted earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2001
1mage Software, Inc. (the "Company") reported revenue of $655,000 for the third quarter of 2002. While this represented a $61,000 decrease, or 9%, from the $716,000 in revenue posted for the third quarter a year ago, and the 2002 figure reflects the loss of $190,000 in recurring software license revenue from a single large customer in third quarter 2001, the Company believes that it actually replaced substantially all of the revenue previously provided by that customer with revenue from new customers in the third quarter of 2002. Revenue generated from new customers for third quarter 2002 was $296,000, or 45% of total revenue, and a 101% increase over third quarter 2001. Revenue from new customers for the third quarter of 2001 was $148,000, or 21% of total revenue.

Recurring Annual License Fees of $241,000 increased $25,000, or 11%, compared to the third quarter in 2001, due to the addition of new customers. Service revenues of $125,000 for the quarter ended September 30, 2002 were $21,000 less than $146,000 for the third quarter of 2001, primarily due to the completion of a large conversion and software upgrade in the third quarter 2001. SG&A expenses of $336,000 for the third quarter of 2002 were $33,000, or 9%, lower than $369,000 reported for the third quarter of 2001, due to reduced expenses in nearly every category. The reduction in various categories of SG&A expense more than offset increased legal fees attributable to the Company's dispute with its former customer, described below. As a result of the Company's effective control of these and other expenses, coupled with the quarter to quarter revenue growth ($655,000 versus $610,000, in the second quarter of 2002), the Company reported net income of $43,000 for the third quarter 2002, or $.01 per share, as compared to net income of $56,000, or $.02 per share, for the same quarter last year.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2001

The Company reported revenue of $1.8 million for the nine months ended September 30, 2002, a decrease of $547,000, or 24%, over $2.3 million reported for the first nine months in 2001. A significant portion of this decrease can be attributed to the loss of the Company's largest customer, which accounted for $483,000 of the decrease. Revenue generated from new customers for the nine months ended September 30, 2002, was $513,000, or 29% of total revenue, as compared to $790,000, or 34% of total revenue, in 2001.

Services and annual fees were lower by 14%, or $170,000, for the comparable nine-month periods. Consulting service revenue for the nine months ended September 30, 2002, decreased $70,000, or 21%, compared to the nine months ended September 30, 2001, primarily due to the timing and extent of customer installations, as well as the number of systems upgraded. For the nine months ended September 30, 2002, gross profit on revenue was 49%, as compared to 63% for the year earlier period. SG&A expenses were $70,000 lower (or 6%) for the nine months ended September 30, 2002, primarily due to across the board reductions that offset increases in legal fees and marketing expenses. The Company reported a net loss of $(185,000), or $(.06) per share, for the nine months ended September 30, 2002, as compared to net income of $334,000, or $.10 per share, for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES
The Company's largest customer for the past nine years, The Reynolds & Reynolds Company, terminated its 1996 Subscription and Maintenance Agreement with the Company in the first quarter of 2002. Reynolds and the Company are currently involved in various legal proceedings to determine the effect of that termination on Reynolds' rights, if any, to continue licensing the Company's software to its customers and the amount of licensing and other fees to be paid to the Company on account of such licenses. See Part II, Item 1, Legal Proceedings below.

While the Company cannot predict the outcome of its various legal proceedings with Reynolds, Reynolds' decision to terminate the 1996 Agreement had a material adverse effect on the Company's cash flow and liquid assets in the first nine months of 2002 and may have a similar effect in future periods. In the absence of its termination of the 1996 agreement, Reynolds would have made a payment to the Company of $203,000 in the first quarter of 2002 and, based on 2001 results, would have provided an aggregate of $483,000 in cash flow to the Company in the nine months ended September 30, 2002. On June 22, 2002, the Company filed a summons and a complaint for monies owed in Denver District Court for, among other things, a payment of $193,611 due upon termination of the 1996 agreement. On July 23, 2002, Reynolds deposited that sum with the clerk of the district court, pending court order as to its disposition. See Part II, Item 1, Legal Proceedings below.

As previously disclosed, the direct and indirect expenses of the legal proceedings between the Company and Reynolds may have a material adverse impact on the Company's operating results and financial condition.

As of September 30, 2002, cash on hand increased $14,510 to $226,931 from $212,421 at December 31, 2001, primarily due to cash advances on the line of credit. There were borrowings of $175,000 against the line of credit at September 30, 2002, as compared to no borrowings as of December 31, 2001.

The Company's financial resources include cash on hand, revenues from operations, and management of funds available on its revolving line of credit. In the Company's judgment, sufficient financial resources are available to meet current working capital needs. The Company's line of credit in the principal amount of $200,000, subject to the calculation of borrowing base by formula, which expires February 24, 2003 bears interest at prime plus 1.5% and is secured by the Company's accounts receivables and general intangibles.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK............................................................Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and participation of the Company's Chief Executive Officer and Chief Financial Officer (the "Officers") of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings, including this report.

Internal Controls
There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                           PART II: OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

Please see Part II, Item 1. Legal Proceedings, in the Company's Forms 10-Q for the periods ended March 31 and June 30, 2002. In 1MAGE SOFTWARE, INC. V. THE REYNOLDS AND REYNOLDS Co. Case No.: 02-CV-4701 ("the "Collection Action"), the Company filed suit to obtain immediate payment of $193,611 due under a subscription and maintenance agreement plus interest and costs. Reynolds previously deposited the $193,610.90 with the court clerk, pending order of the court as to its disposition and filed an answer denying liability. The Company has since filed a Motion for Summary Judgment to which Reynolds has responded, denying liability and stating that in any event, the disputed amount is $166,740.51. Trial in the Collection Action is currently set for May 19-21, 2003.

1MAGE SOFTWARE, INC. V. THE REYNOLDS AND REYNOLDS CO., ET AL., No. 02-CV-3268 (the "Declaratory Judgment Action"), has been dismissed without prejudice at the Company's instance. In its stead, a new action was filed by the Company in the United States District Court for the District of Colorado. 1MAGE SOFTWARE, INC.
V. THE REYNOLDS AND REYNOLDS CO., ET AL., No. 02-K-1688 (OES) (the "Federal Action"). The Company seeks damages for copyright infringement resulting from the continuing use of 1mage software without any license or authority by Reynolds and approximately 985 automobile dealers throughout the United States who are Reynolds' customers. The Company makes all of the same claims in the Federal Action as were originally made in the Declaratory Judgment Action but also seeks to recover all profits earned by Reynolds as a result of the infringing use of the Company's software under the Copyright Infringement Act of 1976. The Federal Action has not been set for trial.

The Company cannot predict the results of any mediation, arbitration or litigation with Reynolds but the burden imposed by these legal proceedings, including the direct and indirect costs and the diversion of the Company's other limited resources, may have an adverse effect on the Company's results of operations. This burden could be material to the Company's financial condition or results of operation in future reporting periods.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                   Inapplicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                             Inapplicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         Inapplicable
ITEM 5. OTHER INFORMATION                                           Inapplicable
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
         (A) Exhibit Table
              99.1  Certification of Periodic Report for CEO
              99.2  Certification of Periodic Report for CFO

         (B) Reports on Form 8-K

      There were no reports filed on Form 8-K for the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              1MAGE SOFTWARE, INC.
                                  (Registrant)

Date:  11/13/2002                                     /S/ DAVID R. DEYOUNG
                                                      --------------------




                                                        David R. DeYoung
                                                President, Principal and Chief
                                                      Executive Officer


Date:  11/13/2002                                     /S/ MARY ANNE DEYOUNG
                                                      ---------------------



                                                        Mary Anne DeYoung
                                                   Vice President Finance and
                                                   Principal Financial Officer

                                 CERTIFICATIONS
I, David R. DeYoung, certify that:

1. I have reviewed this quarterly report on Form 10-Q of 1mage Software, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  11/13/2002                                  /S/ DAVID R. DEYOUNG
                                                   --------------------


                                                     David R. DeYoung
                                                President and Principal and
                                                  Chief Executive Officer

                                 CERTIFICATIONS
I, Mary Anne DeYoung, certify that:

1. I have reviewed this quarterly report on Form 10-Q of 1mage Software, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  11/13/2002                             /S/ MARY ANNE DEYOUNG
                                              ---------------------



                                                Mary Anne DeYoung
                                            Vice President, Finance and
                                            Principal Financial Officer