Form 10-K
period 2002-12-31
IMAGE SOFTWARE INC
filed 2003-03-18
CIK 723574

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended 12/31/2002
                                       OR
(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.  For the transition period from
                                        to                              .
      ---------------------------------    ----------------------------

                              1MAGE SOFTWARE, INC.
             (Exact name of Registrant as specified in its charter)

                                    0-12535
                            (Commission File Number)

          COLORADO                                     84-0866294
   (State of Incorporation)                 (IRS Employer Identification Number)

 6025 S. QUEBEC ST. #300 - ENGLEWOOD CO 80111         (303) 694-9180
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

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes.... No   X
                                              ----

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed fiscal quarter: $681,682.

As of February 28, 2003, there were 3,146,554 shares of the Registrant's Common Stock outstanding.


                       Exhibit Index begins on Page 39
                                       1

                              TABLE OF CONTENTS


PART I

1.   Business............................................................... 3

2.   Properties..............................................................9

3.   Legal Proceedings.......................................................9

4.   Submission of Matters to a Vote of Security Holders ...................10


PART II

5.   Market for Registrant's Common Equity and Related Stockholders
     Matters................................................................11

6.   Selected Financial Data................................................13

7.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations..................................................13

8.   Financial Statements and Supplementary Data............................16

9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure...................................................34


PART III

10.  Directors and Executive Officers of the Registrant.....................35

11.  Executive Compensation.................................................36

12.  Security Ownership of Certain Beneficial Owners and Management.........38

13.  Certain Relationships and Related Transactions.........................39

14.  Controls and Procedures................................................39


PART IV

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........39

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

Today's workplace is dramatically changing with the advent of eBusiness, eCommerce, and affordable electronic document imaging. During 2002, the Company concentrated its efforts on selling document imaging software to its niche markets. This market includes users that prefer a choice of (1) operating platforms, such as RedHat Linux, Windows, and Unix, or (2) Databases such as IBM's and Raining Data's MultiValue databases. The Company also continued to make progress toward its goal of establishing a broad-based Value Added Reseller ("VAR") network for its imaging software. In addition to VARs, the Company seeks to partner with software developers, consultants, and other businesses, which provide software to their targeted vertical markets.

IMAGING SOFTWARE MARKET

     The Company markets its products through its direct sales force and its indirect channel partners. The Company targets VARs, systems integrators, consultants, and other companies that market complementary software, services, or other products. 1MAGE software has an established presence in a multitude of industries, including retail, distribution, education, state and local government, healthcare, manufacturing, energy, automotive, public safety, transportation and utilities.

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

1MAGE(R) DOCUMENT MANAGEMENT - 1MAGE is a powerful electronic image management system created to operate the same on Linux, Windows(TM) and Unix-based computer systems. It provides a comprehensive solution for the scanning, indexing, storage and retrieval of images and is designed to file, route, track, archive, and manage an organization's incoming and outgoing documents and electronic files.

Additional products include the following:
o     1API for image-enabling an application using a toolkit
o     1SCAN for scanning, pre-indexing, and bar code reading
o     1FAX for inbound and outbound fax or e-mail and cover sheet management
o     1COLD/ERM for storing computer-generated formatted data
o     1FORM for business form template administration
o 1RENDITION for merging spooled data with supporting images for billing or other needs
o     1WORKFLOW for electronically moving a document from one task to another
o 1OCR/OMR for automatic indexing and data capture via optical and mark character recognition
o     1SUITE for bringing images to Windows-based PC clients
o     1SERVER for accessing documents via the Internet
o 1VIEW for using standard browsers to access images over the Intranet and Internet
o 1APPROVE for electronically approving invoices and other document related business functions
o 1ACCESS for bringing images to computers that support JAVA programming languages
o     1SEARCH for full text/keyword retrieval of documents
o 1PUBLISH for selecting and recording images on output media such as CD or DVD

A key element of the Company's product line is its open systems technology, namely:
o Open Systems compliant with Linux, Unix, and Windows Operating Systems. Supports file formats in TIFF, JPEG, PCX, PCL, PDF, HTML or HPGL. The server software (1MAGE) operates on Linux, Unix, and Windows servers. Supporting clients include Microsoft Windows, X-Windows, ASCII, JAVA and browser clients
o Device connectivity via Ethernet or token ring networks using TCP/IP communication protocol or over the Internet
o Compatibility with IBM AIX, HP-UX, Sun Solaris, SCO Unix, RedHat Linux and Windows
o     Recognition technology and scanning tasks run on Microsoft Windows
o     UniVerse and UniData ("U2") Relational Database software from IBM

     1MAGE includes several distinguishing features: the ability to use many different types of workstations, the ability to quickly and easily integrate with the existing business application software using application programming interfaces (APIs), and the scalability to handle the needs of companies of all sizes economically. Through the use of the Linux, Unix, and Windows operating systems and open systems technology, the Company seeks to offer its customers an imaging solution at a reasonable cost. Because 1MAGE is a server-based product, the Linux operating system ("O/S") has become very popular with end users of the Company's software. In 2002, the majority of imaging systems sold through the direct sales force were installed on servers running the Linux O/S.

     During 2002, sales of 1MAGE software licenses (excluding annual license fees) accounted for $765,000 (34% of total revenue); in 2001, revenue from sales of software licenses accounted for $1.2 million (42% of total revenue). 1MAGE utilizes the Linux, Unix, and Windows operating systems and IBM's U2 database software. The Company's open systems technology makes its software transportable to numerous hardware products from varying manufacturers. Because of the number of hardware manufacturers using the Linux, Unix, and Windows operating systems, the Company's software customers are rarely restricted in their choice of hardware manufacturers.

     The Company also recommends hardware and related products and sells specialized complex peripheral products, such as scanners, at the customer's request. Computer hardware and peripheral products are purchased only upon request to fill specific customer orders. Hardware is generally shipped directly from the manufacturer to the customer. In 2002, revenue from hardware sales accounted for $181,000 (7%) of the Company's total revenue, as compared to $68,000 (2%) for 2001.

SERVICES AND ANNUAL FEES

     The Company licenses its 1MAGE software to its customers and charges an annual license and maintenance fee, which must be paid to continue receiving support for the use of the software. During 2002 and 2001, annual license fees accounted for $978,000 ( 44%) and $1.1 million ( 41%), respectively, of the Company's net sales. The Company believes recurring annual license fees from new and existing customers will contribute to the long-term stability of the Company. The Company also provides professional services to its customers. These services include preparation of image management plans ("IMP"), installation, training, image enabling existing software, and consulting services for customers. For the years ended December 31, 2002 and 2001, the revenues from these services accounted for $318,000 (14%), and $407,000, (15%), of the Company's net sales. The Company does not provide service for hardware; rather, service for computer hardware sold by the Company is provided directly by the manufacturer or the manufacturer's authorized dealer.

MARKETING AND DISTRIBUTION

     To date, the Company has signed VAR agreements for 1MAGE with resellers specializing in a variety of industries, including health care, construction, collection services, and distribution/manufacturing. In addition, the Company licenses its software and certain other products and services through agreements with two Application Service Providers (ASPs) in the healthcare industry. The Company provides its software to independent software integrators (resellers), who in turn market products, including or featuring 1MAGE, to each of their individual markets. The Company's overall marketing objective is to support the current business partners and to continue to enroll new software integrators and consultants in the program. The Company provides training aids, an Internet demonstration site, user instruction manuals and other documentation, and a newsletter to keep its resellers, as well as prospective resellers and customers, informed of new product applications and developments.

     The Company also markets 1MAGE through its direct sales force. The general strategy is to (1) help customers define the goals for their system, (2) provide the means of achieving those goals through our document management software and appropriately configured computer systems, and (3) help assure the ongoing success of this collaborative process by providing continuing support, including on-site training and educational programs. The Company also markets its products and services over the Internet on its website at www.1mage.com.

CUSTOMERS

     The Company sells its 1MAGE software to businesses in a wide variety of industries and markets, facilitated through the use of VARs and its direct sales force.

     During the years 2002 and 2001, the Company generated 20% and 36%, respectively, of its revenue from one customer, Reynolds & Reynolds ("Reynolds"). Reynolds is a Fortune 500 company headquartered in Dayton, Ohio. In May 1994, the Company signed a software license agreement with Reynolds for the exclusive right to sublicense certain modules of 1MAGE (without payment of further license fees to the Company) to businesses primarily engaged in retail sales of new or used automobiles, trucks, or tractors. In 1996, the Company signed a subscription and maintenance agreement with Reynolds. Under that agreement, fees are to be paid to the Company for certain products, including but not limited to the Company's desktop client software.

     On January 18, 2002, Reynolds notified the Company of its intent to terminate the 1996 subscription and maintenance agreement effective April 22, 2002. Reynolds had installed the 1MAGE document management software in approximately 1,000 of its customer sites in the United States and Canada. As a result of various disputes arising out of the termination of the 1996 agreement, including Reynolds' decision to continue sublicensing the Company's software notwithstanding such termination, the Company and Reynolds are currently involved in litigation. (See "Legal Proceedings".) While it is conceivable that the Company could enter into new agreements with Reynolds to govern future-licensing arrangements, as of the date hereof, no such new agreement is planned or likely. The loss of Reynolds as a customer has already had a significantly adverse impact on the Company. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition".) The Company has not yet replaced the bulk of the revenue lost as a result of the termination of the 1996 contract by Reynolds and Reynolds' subsequent actions but it is possible that some portion of that lost revenue will be awarded to the Company in the ongoing litigation between the Company and Reynolds. Naturally, the Company cannot predict the outcome of that litigation nor can there be any assurance that the Company will ever obtain a meaningful recovery from Reynolds.

SOURCES OF SUPPLY

     The Company has an OEM Software Agreement with IBM Corp. to sublicense their UniVerse and UniData database programs. The agreement authorizes the Company to include certain IBM database programs as part of their imaging solution. This agreement currently runs until September 28, 2003 and it may be renewed for additional one (1) year terms. The Company has designed its product such that, through the use of its APIs, third party software can be easily integrated into the core products with minimal difficulty and effort.

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

     It has been the Company's expectation that its recent focus on offering its proprietary imaging software to a broader range of customers, through its reseller network and its direct sales force, would lessen the historical quarterly fluctuations in the Company's operating results. Unfortunately, larger events, such as Reynolds's termination of the 1996 contract and subsequent actions, as well as the dramatic downturn in the national economy, especially in the technology sector, have continued to cause significant variations in those results. In addition, large volume sales or groups of sales of 1MAGE licenses may cause significant variances in quarterly results that may be difficult to predict.

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

     The Company has brought suit against Reynolds & Reynolds for, among other things, copyright infringement. (See "Legal Proceedings".)

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

     The Company believes that usage of the popular Linux and Windows operating systems and the IBM U2 databases has strengthened the Company's competitive position by making the Company's software compatible with more types of hardware and with the IBM U2 application software offered by software developers and system integrators. The Company further believes that its principal advantage over its competitors is the Company's ability to give its customers a choice in selecting a Linux, Unix, or Windows-based open systems architecture and the IBM U2 database that can be offered at lower prices.

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

PRODUCT DEVELOPMENT

     The software and services market in which we compete is characterized by
(1) rapid technological change, (2) frequent introduction of new products and enhancements, and (3) changing customer needs. Our future success depends on our ability to support existing products and develop new products. The Company capitalizes software development costs once technological feasibility is established. During 2002, the Company developed a new release of 1MAGE(C) which employs new technologies, including Application Service Provider (ASP) requirements and three JAVA systems (i.e. 1APPROVE, 1ACCESS and 1ADMIN) which will operate on any platform that supports JAVA programming language. In addition, improvements were made to the hardware/software compatibility offerings available for Linux users. During 2002 and 2001, the Company spent $297,000 and $271,000, respectively, for computer software development.

EMPLOYEES

     As of February 28, 2003, the Company employed eighteen persons, seventeen of whom serve on a full-time basis and one on a part-time basis.
Responsibilities are divided as follows: six persons in sales and marketing, nine in technical support and programming functions, and three in administrative positions.

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

ITEM 2. PROPERTIES

     The Company's executive offices consist of approximately 4,181 square feet at Plaza Quebec, 6025 South Quebec Street, Suite 300, Englewood, Colorado, 80111 and are occupied pursuant to a lease agreement between the Company and Trammel Crow, Inc. with monthly rental payments of $7,442. The term of the lease commenced February 1, 1999 and will terminate on July 31, 2003. Management anticipates signing a new lease prior to July 31, 2003 for a similar location under terms that are slightly more favorable than the current lease. The Company is currently engaged in negotiations with Mack-Cali Realty Corporation regarding a new five-year lease. Management anticipates that the new office space will consist of approximately 5,162 square feet and the monthly rental payment will be reduced by approximately 20%. The landlord is responsible for property taxes, utilities, janitorial services, repairs, and maintenance. The Company believes that its facilities and equipment are in good condition and are satisfactory for their present uses.

ITEM 3. LEGAL PROCEEDINGS

     In May 1994, the Company entered into a software license agreement (the "1994 Agreement") with The Reynolds and Reynolds Company ("Reynolds"), which provides software as well as other products and services to automobile dealers and other customers. In 1996, the Company entered into a subscription and maintenance agreement with Reynolds (the "1996 Agreement") providing for the payment of annual subscription and maintenance fees to the Company for subsequent releases of the Company's software not covered by the 1994 Agreement. On January 18, 2002, Reynolds notified the Company of its intent to terminate the 1996 Agreement on April 22, 2002. Reynolds and the Company subsequently entered into negotiations aimed at determining what amounts would be payable to the Company for post-termination licenses of certain products and for the continuation of existing licenses. When the parties failed to reach agreement on these issues, on April 10, 2002, Reynolds demanded mediation before the American Arbitration Association in Dayton, Ohio pursuant to the 1994 Agreement. The Company declined to submit to mediation on the grounds that the parties' dispute related to the 1996 Agreement, which agreement did not require mediation or arbitration.

     Reynolds then informed the Company for the first time that it would be taking the position that it had a perpetual license to all software previously provided by the Company to Reynolds or its licensees notwithstanding the termination of the 1996 Agreement. Shortly thereafter, the Company filed a civil action in Colorado state district court for the City and County of Denver, 1MAGE SOFTWARE, INC. v. THE REYNOLDS & REYNOLDS CO., ET AL., No. 02-CV-3268 (the "Declaratory Judgment Action"), seeking a declaratory judgment against Reynolds and certain of its Colorado automobile dealership licensees to the effect that, contrary to Reynolds' claims, Reynolds and its licensees do not have a perpetual license to the software provided by the Company pursuant to the 1996 Agreement. Reynolds subsequently filed an action in federal district court in Colorado seeking to remove the Company's declaratory judgment action from state court to federal court in Colorado. 1MAGE SOFTWARE, INC. v. THE REYNOLDS & REYNOLDS CO., ET AL., Civ. No. 02-K-780. (the "Removal Action") The Company opposed Reynolds' removal petition in the Removal Action and asked the federal court to remand the case back to state court, which it did on April 23, 2002.

     On May 3, 2002, Reynolds filed an action in federal district court in Ohio seeking an order compelling the Company to mediate and, if necessary, arbitrate its dispute with Reynolds pursuant to the 1994 Agreement and staying the declaratory action brought by the Company in Colorado state court. THE REYNOLDS & REYNOLDS CO. v. 1MAGE SOFTWARE, INC., No. C 3-02-206, S.D. Ohio (Dayton Division) (the "Compulsory Arbitration Action").

     On June 21, 2002, the Company filed a new civil action seeking monies owed by The Reynolds and Reynolds Company under its 1996 subscription and maintenance agreement with the Company in Colorado district court for the City and County of Denver. 1MAGE SOFTWARE, INC. v. THE REYNOLDS & REYNOLDS Co. Case No.:02-CV-4701, Courtroom 19 ("the "Collection Action"). In its complaint in the Collection Action, the Company demands immediate payment of $193,611 currently due under that contract plus interest and penalties. Reynolds deposited the $193,610.90 with the court clerk, pending order of the court as to its disposition and filed an answer denying liability. The Company has since filed a Motion for Summary Judgment to which Reynolds has responded, denying liability and stating that in any event, the disputed amount is $166,740.51.

     On July 11, 2002, the Company filed a motion in the Declaratory Judgment Action seeking partial summary judgment against Reynolds and certain of its Colorado licensees who continue to use the Company's software on the grounds that both the 1996 agreement and the 1994 agreement provide that annual fees must be paid and Reynolds paid those annual licensing and subscription fees for six years, without protest. Prior to any ruling on that motion, however, the Declaratory Judgment Action was dismissed without prejudice at the Company's instance. In its stead, a new action was filed by the Company in the United States District Court for the District of Colorado. 1MAGE SOFTWARE, INC. V. THE REYNOLDS AND REYNOLDS CO., ET AL., No. 02-K-1688 (OES) (the "Federal Action"). In the Federal Action, the Company makes all of the same claims as were originally asserted in the Declaratory Judgment Action but also seeks to recover all profits earned by Reynolds as a result of the infringing use of the Company's software under the Copyright Infringement Act of 1976. The Company seeks a substantial amount of damages for copyright infringement resulting from the continuing use of 1mage software without any license or authority by Reynolds and its automobile dealer customers. The Federal Action has not been set for trial.

     Each of the above cases arises from Reynolds' continued use of 1mage software subsequent to its termination of a 1996 agreement licensing that use. 1mage contends that this continued use is an infringement of copyrighted software entitling it to damages under various legal theories, including the Federal Copyright Act, and seeks recovery of any profits enjoyed by Reynolds and Reynolds from its unauthorized use of the Company's software in addition to other direct and consequential damages. In the Federal case pending in Colorado, 1mage is seeking damages for unauthorized use to date in the amount of approximately $2 million dollars plus additional damages expected from Reynolds' continued use.

     In the Compulsory Arbitration Action, Reynolds contends that all of these disputes should be arbitrated pursuant to the 1994 Agreement. The Company expects that there will be a judicial determination whether arbitration is in fact compelled. The Company intends to pursue its claims in arbitration if necessary. No claims are made against the Company in any of the other actions.

The Company cannot predict the results of any litigation or arbitration with Reynolds but the burden imposed by these legal proceedings, including the direct and indirect costs and the diversion of the Company's other limited resources, may continue to have an adverse effect on the Company's results of operations. This burden may prove to be material to the Company's financial condition or results of operation in future reporting periods. It is also possible; however, that the litigation could result in a substantial judgment in favor of the Company, or a significant settlement, which could positively affect the Company's financial condition. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations".)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the Company's calendar year ended December 31, 2002.

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

            2002
         -------------------------------------------
                              High            Low
         -------------------------------------------
         First Quarter       $ 0.80          $ 0.54
         -------------------------------------------
         Second Quarter        0.66            0.30
         -------------------------------------------
         Third Quarter         0.48            0.30
         -------------------------------------------
         Fourth Quarter        1.00            0.35
         -------------------------------------------

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

     On February 28, 2003, the closing bid price per share for the Common Stock was $.30 as reported on OTC: BB. On that same date, there were approximately 985 holders of record of the Common Stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                      Equity Compensation Plan Information
---------------------------------------------------------------------------------------------
                               (a)                  (b)                     (c)
---------------------------------------------------------------------------------------------
    Plan Category     Number of securities   Weighted average       Number of securities
                        to be issued upon    exercise price of    remaining available for
                           exercise of          outstanding        future issuance under
                      outstanding options,   options, warrants   equity compensation plans
                       warrants and rights      and rights         (excluding securities
                                                                 reflected in column (a) )
---------------------------------------------------------------------------------------------
 Equity compensation
  plans approved by          844,300               $ .58                   37,500
  security holders
---------------------------------------------------------------------------------------------
 Equity compensation
 plans not approved          258,250               $ .46                   62,599
 by security holders
         (1)
---------------------------------------------------------------------------------------------
        Total              1,102,550               $ .55                  100,099
---------------------------------------------------------------------------------------------

(1) The 1994 Stock Option and Grant Plan, which was adopted by the Company but not approved by the Company's securities holders, was intended to provide incentives for selected persons to promote the financial success and progress of the Company by granting such persons options to purchase shares of Common Stock of the Company, or through the award of shares of the Company's Common Stock. The maximum aggregate number of shares of Common Stock subject to the Plan is 700,000. The Plan is administered by the Board of Directors of the Company. The Plan was amended in 2002 to permit grants to employees who were also members of the Board.

ITEM 6.     SELECTED FINANCIAL DATA

     The following table sets forth, for the periods indicated, selected financial data of the Company. This table should be read in conjunction with the financial statements and notes included in Item 8 of this Form 10-K and the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" following this section.

STATEMENTS OF OPERATIONS                                   YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------
In thousands, except for per share data:       2002    2001     2000    1999    1998

--------------------------------------------------------------------------------------
Net Sales                                     $2,242  $2,776   $2,163  $1,806  $2,151
Cost of Sales                                  1,153   1,109      934     987     935
Gross Profit                                   1,089   1,667    1,229     819   1,216
Gross Profit (as a % of Net Sales)               49%     60%      57%     45%     57%
Selling, General & Administrative expenses     1,365   1,500    1,211   1,163   1,097
Income (Loss) before Income Taxes              (282)     161       11   (365)       5
Net Income (Loss)                              (282)     211        8   (367)       2
Net Income (Loss) Per Share                    (.09)     .07      .00   (.16)     .00
Weighted Average Number of Outstanding Shares  3,146   3,146    3,056   2,330   2,173
Shares
--------------------------------------------------------------------------------------

BALANCE SHEETS                                            YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------
In thousands:                                  2002    2001     2000    1999    1998
--------------------------------------------------------------------------------------
Working Capital/(Deficit)                     $   28  $  140   $ (93) $ (186)  $  196
Total Assets                                   1,562   1,496    1,428   1,364   1,710
Long Term Obligations                            207       1        3       1     154
Total Stockholders Equity                        643     925      714     654     922
--------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001.

     The Company's total revenue was $2.2 million for the year ended December 31, 2002 compared to $2.8 million for the year ended December 31, 2001, representing a decrease of $534,000 (19%). The Company's revenue decreased $547,000 as a result of the loss of the Company's largest customer, Reynolds and Reynolds, during the year as total revenue from Reynolds declined from $988,000 to $441,000. The Company does not anticipate any significant revenue from Reynolds in 2003. In addition, continued slow economic conditions worldwide, particularly in the technology sector contributed to slower than anticipated revenue growth.

     The Company's revenue is derived from four sources: software licenses, annual maintenance/license fees, consulting services, and hardware sales.

     In 2002, software license revenue decreased 35%, or $391,000, from 2001 levels, of which $301,000 was attributable to the loss of this single customer. Annual license fees decreased 15%, or $167,000, of which a decrease of $223,000 was attributable to the loss of business from this large customer. Without the loss of this large customer, annual license fees would have increased $56,000. The professional service group's revenue decreased by $89,000 (22%,) for the year primarily due to decreased consulting/programming services provided to existing customers. Hardware sales of $181,000 increased $113,000 (168%) over $68,000 for 2001.

     Gross profit on revenue for the year 2002 was 49%, as compared to 60% for 2001, primarily due to the decrease in software license revenue. In 2002, selling, general and administrative expenses decreased $135,000 (9%). This decrease resulted from tight expense controls throughout the Company; offset by a $94,000 increase in legal fees as a result of the legal proceedings with Reynolds. For the year ended December 31, 2002 the Company reported a net loss of $282,000, or $.09 per share, as compared to net income of $211,000, or $.07 per share, for the previous year.

     See the discussion of the effect of the loss of Reynolds and Reynolds in "Liquidity and Capital Resources" below.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000.

     The Company's total revenue was $2.8 million for the year ended December 31, 2001 compared to $2.2 million for the year ended December 31, 2000, representing an increase of $613,000 or 28%. The increase in revenue was primarily due to the combination of a 31% increase, or $276,000, in software license revenue and a 28% increase, or $248,000, in annual license fees. The number of systems sold through our direct sales force in 2001 was more than double the number sold in 2000, as customers seemed to be scrutinizing their budgets for technology upgrades more closely in light of the global economic weakness. The increase in annual license fees was due to the growing size of the Company's installed base of customers. The professional service group increased service revenue by 50% for the year due to support and technical services provided to existing customers and expanded pre-installation offerings to new customers. Hardware sales comprised 2% of the total revenue, as compared to 5% a year earlier. Gross profit on revenue for the year 2001 increased to 60%, as compared to 57% for 2000, as a result of the increase in software license revenue. Selling, general and administrative expenses increased 23% or $ 284,000, in 2001. This increase was attributed to higher salaries and benefits, sales commissions, and various marketing expenses. In addition, the Company wrote off inventory in 2001 that was deemed to be obsolete. Net income of $211,000 for 2001 reflected a significant gain over the $8,000 net income posted for the previous year. Earnings per share for the year 2001 were $.07, as compared to $.00 per share for 2000.

Sales through reseller channels increased 28%, or $246,000 to $1.1 million in 2001 from $923,000 reported for 2000. Revenue from indirect channels for any period is subject to significant variations. As a result, the Company believes that period-to-period comparisons of indirect revenue are not necessarily meaningful and should not be relied upon to predict future performance.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash and cash equivalents decreased approximately $63,000 during the twelve months ended December 31, 2002 as compared to December 31,
2001.   During   2002,   the  Company  used  cash  of  $292,000  for  deferred
development expenses. The Company had working capital of $28,000 as of December 31, 2002. Included in current liabilities is $281,000 for Deferred Revenue, which will be earned throughout 2003. The Company's $200,000 bank line of credit was fully drawn at December 31, 2002, as opposed to $ 0 drawn as of December 31, 2001. The line is collateralized by all accounts receivable and general intangibles of the Company. At this time, the Company has no plans to seek an increase in the line of credit. The Company's line of credit agreement with the bank expires annually on February 24 of each year. The line of credit has been extended through February 24, 2004. A shortfall in expected revenues would require the Company to make commensurate reductions in expenses, which reductions could adversely affect the Company's operations going forward.

     As noted above in "Results of Operations", the termination by Reynolds and Reynolds ("Reynolds") of its 1996 Subscription and Maintenance Agreement and the resulting loss of Reynolds as a customer has already had a significantly adverse impact on the Company's revenue in 2002. There has been a corresponding adverse impact on cash flow and liquidity. The Company has not yet replaced the bulk of the revenue lost as a result of the termination of the 1996 contract by Reynolds and Reynolds' subsequent actions but it is possible that some portion of that lost revenue will be awarded to the Company in the ongoing litigation between the Company and Reynolds. Naturally, the Company cannot predict the outcome of that litigation nor can there be any assurance that the Company will ever obtain a meaningful recovery from Reynolds.

     If the Company's ongoing efforts to replace the lost revenue and cash flow from Reynolds with revenue from new customers or its installed base of customers are ultimately unsuccessful and the Company fails to recover significant damages out of the pending litigation with Reynolds, there will be a significantly adverse effect on the long-term cash flow and liquid resources of the Company.

     Since the Company has no current availability under its line of credit, it must rely on its internal sources of liquidity, namely revenues from operations and cash on hand. The Company receives its revenues from software licenses, recurring annual maintenance/license fees, consulting services and hardware sales. The Company maintains minimal inventory balances in order to obtain volume discounts associated with third party software products. Notwithstanding the burdens imposed by Reynolds' actions, the Company believes that its existing cash, and the cash flows generated from operations, will be sufficient however, to meet its anticipated cash needs for working capital for at least the next twelve months. Toward that end, the Company implemented both temporary and permanent payroll reductions in January 2003, in an effort to bring expenses in line with revenues.

     The Company has no material commitments for capital expenditures for 2003.

     Management believes that overall sales for 2002 were negatively affected by the significant global economic slowdown in the technology sector. Our customers typically make a discretionary decision to implement our products based upon their individual resources and budget constraints. As a result, the loss or delay of individual orders could have a significant impact on quarterly operating results and revenue. Due to poor visibility of customers and potential customers as to the availability of funds for software purchases stemming from the currently unstable economic and political environment, management is unable to assess the likely trend of software revenue in future periods.

RISKS TO FUTURE FINANCIAL PERFORMANCE
VARIABLE OPERATING RESULTS. Our future operating results may vary significantly and are difficult to predict due to a number of factors, of which many are beyond our control. These factors include:
o     Demand for our products;
o     The level of product and price competition;
o     The length of our sales cycle;
o     The size and timing of individual license transactions;
o     The delay or deferral of customer implementations;
o Our success in expanding our customer support organization, direct sales force and indirect distribution channels;

o     The timing of new product introductions and product enhancements;
o     Changes in our pricing policy;
o     The mix of products and services sold;
o     Our ability to develop and market new products and control costs;
o     Current economic and political conditions; and
o     The outcome of the pending litigation against Reynolds & Reynolds

CURRENT ECONOMIC AND POLITICAL CONDITIONS MAY AFFECT RESULTS. The general economic slowdown of the country may or may not persist for some time into the future. The slowdown has increased the risk to our revenue stream. Additionally, the political landscape has significantly changed and could have a material impact on results going forward. We believe that there has been an industry-wide slowdown in IT spending. Due to the discretionary nature of our customers' budget and purchase cycles and the absence of long-term customer purchase commitments, it is expected to remain difficult to avoid significant fluctuations in quarterly operating results.

FORWARD LOOKING STATEMENTS

Some of the statements made herein are not historical facts and may be considered "forward looking statements." All forward-looking statements are, of course, subject to varying levels of uncertainty. In particular, statements which suggest or predict future events or state the Company's expectations or assumptions as to future events may prove to be partially or entirely inaccurate, depending on any of a variety of factors, such as adverse economic conditions, new technological developments, competitive developments, results of pending litigation, competitive pressures, changes in the management, personnel, financial condition or business objectives of one or more of the Company's customers, increased governmental regulation or other actions affecting the Company or its customers as well as other factors.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1MAGE SOFTWARE, INC.
INDEX TO FINANCIAL STATEMENTS                                             PAGE

INDEPENDENT ACCOUNTANTS' REPORT..............................................17

BALANCE SHEETS - December 31, 2002 and 2001..................................18

STATEMENTS OF OPERATIONS - For the Years Ended December 31, 2002, 2001 and
2000.........................................................................19

STATEMENTS OF SHAREHOLDERS' EQUITY - For the Years Ended December 31, 2002,
2001 and 2000................................................................20

STATEMENTS OF CASH FLOWS - For the Years Ended December 31, 2002, 2001 and
2000.........................................................................21

NOTES TO FINANCIAL STATEMENTS................................................23

INDEPENDENT ACCOUNTANTS' REPORT ON FINANCIAL STATEMENT SCHEDULES.............33

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS............................34

                       INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders
1mage Software, Inc.
Englewood, Colorado


We have audited the accompanying balance sheets of 1mage Software, Inc. as of December 31, 2002 and 2001, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1mage Software, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                                                   BKD, LLP


Denver, Colorado
January 20, 2003

1MAGE SOFTWARE, INC.
BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

---------------------------------------------------------------------------------------------------
                                                                         2002               2001
---------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                       $     149,738     $      212,421
   Receivables:
     Trade (less allowance: 2002, $10,000; 2001, $10,000)                549,455            421,977
   Inventory                                                              16,500              9,070
   Deferred tax asset                                                         --             50,000
   Prepaid expenses and other current assets                              16,374             15,597
   Employee advances                                                       7,029                 --
                                                                   -------------     --------------
       Total current assets                                              739,096            709,065

PROPERTY AND EQUIPMENT, at cost, net                                      48,577             57,878

OTHER ASSETS:
   Software development costs, net                                       720,916            725,606
   Deferred tax asset                                                     50,000                 --
   Inventory                                                               2,958              2,958
   Other                                                                     100                100
                                                                   -------------     --------------
TOTAL ASSETS                                                       $   1,561,647     $    1,495,607
                                                                   =============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of capital lease obligations                    $       3,903     $        1,784
   Deferred revenue                                                      281,000            233,000
   Accounts payable                                                      278,174            187,878
   Accrued liabilities                                                   148,260            146,510
                                                                   -------------     --------------
       Total current liabilities                                         711,337            569,172
                                                                   -------------     --------------
LONG-TERM OBLIGATIONS:
   Capital lease obligations                                               7,325              1,093
   Line of credit                                                        200,000                 --
                                                                   -------------     --------------
                                                                         207,325              1,093
                                                                   -------------     --------------
SHAREHOLDERS' EQUITY:
   Common Stock, $.004 par value - 10,000,000 shares authorized;
     shares outstanding: 2001 and 2000- 3,146,554                         12,586             12,586
   Additional paid-in capital                                          7,238,658          7,238,658
   Accumulated deficit                                                (6,608,259)        (6,325,902)
                                                                   -------------     --------------
       Total shareholders' equity                                        642,985            925,342
                                                                   -------------     --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $  1,561,647     $    1,495,607
                                                                   =============     ==============

See notes to financial statements.

1MAGE SOFTWARE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

------------------------------------------------------------------------------------------------------------
                                                                   2002              2001            2000
------------------------------------------------------------------------------------------------------------

REVENUE:
   System sales and software licenses                          $   946,071      $ 1,224,057      $   994,123
   Services and annual fees                                      1,296,018        1,551,874        1,168,540
                                                               -----------      -----------      -----------
      Total revenue                                              2,242,089        2,775,931        2,162,663
                                                               -----------      -----------      -----------

COST OF REVENUE:
   System sales and software licenses                              623,242          520,299          558,016
   Services and annual fees                                        529,791          589,122          375,356
                                                               -----------      -----------      -----------
      Total cost of revenue                                      1,153,033        1,109,421          933,372
                                                               -----------      -----------      -----------

GROSS PROFIT                                                     1,089,056        1,666,510        1,229,291

OPERATING EXPENSES:
   Selling, general & administrative                             1,365,214        1,500,038        1,211,288
                                                               -----------      -----------      -----------

INCOME/(LOSS) FROM OPERATIONS                                     (276,158)         166,472           18,003
                                                               -----------      -----------      -----------

OTHER INCOME/(EXPENSE):
   Interest income                                                   3,396            4,891            8,059
   Interest expense                                                 (9,595)         (10,206)         (15,408)
                                                               -----------      -----------      -----------
      Total other income (expense)                                  (6,199)          (5,315)          (7,349)
                                                               -----------      -----------      -----------

INCOME/(LOSS) BEFORE INCOME TAXES                                 (282,357)         161,157           10,654

PROVISION/(CREDIT) FOR INCOME TAXES                                     --          (50,000)           2,500
                                                               -----------      -----------      -----------

NET INCOME/(LOSS)                                              $  (282,357)     $   211,157      $     8,154
                                                               ===========      ===========      ===========

BASIC AND DILUTED INCOME
(LOSS) PER COMMON SHARE                                        $      (.09)     $       .07      $      0.00
                                                               ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                        3,146,554        3,146,554        3,055,600
                                                               ===========      ===========      ===========


See notes to financial statements.

1MAGE SOFTWARE, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

-----------------------------------------------------------------------------------------------------------------
                                                    Common Stock            Additional
                                             -------------------------        Paid-In    Accumulated
                                                   Shares      Amount         Capital      Deficit        Total
                                             --------------------------------------------------------------------
Balances, January 1, 2000                       2,642,493       10,569      7,189,091    (6,545,213)      654,447

  Exercise of incentive stock options             447,375        1,790        196,047            --       197,837

  Surrender shares for exercise of incentive
     stock options                                (32,294)        (129)      (128,078)           --      (128,207)

  Exercise of Class A Warrants                    100,000          400         43,350            --        43,750

  Surrender  shares for  exercise of Class A
     Warrants                                     (11,020)         (44)       (43,706)           --       (43,750)

  Cancellation of non-qualified stock options          --           --        (18,046)           --       (18,046)

   Net income                                          --           --             --         8,154         8,154
                                             ---------------------------------------------------------------------
Balances, December 31, 2000                     3,146,554    $  12,586    $ 7,238,658   $(6,537,059)   $  714,185
                                             ---------------------------------------------------------------------

   Net income                                          --           --             --       211,157       211,157
                                             ---------------------------------------------------------------------

Balances, December 31, 2001                     3,146,554    $  12,586    $ 7,238,658   $(6,325,902)   $  925,342
                                             ---------------------------------------------------------------------

    Net loss                                           --           --             --      (282,357)     (282,357)
                                             ---------------------------------------------------------------------
Balances, December 31, 2002                     3,146,554    $  12,586    $ 7,238,658   $(6,608,259)   $  642,985
                                             =====================================================================


See notes to financial statements.

1MAGE SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

------------------------------------------------------------------------------------------------------------------------
                                                                                2002             2001             2000
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)                                                       $   (282,357)     $   211,157      $     8,154
Adjustments to reconcile earnings/(loss) to net cash
   provided by operating activities:
   Depreciation and amortization                                               323,096          327,663          342,338
   Deferred tax asset                                                               --          (50,000)              --
   Deferred revenue                                                             48,000           19,506               --
   (Cancellation)/Issuance of stock options for services                            --               --          (18,046)
   Changes in assets and liabilities:
     Receivables                                                              (127,478)         (14,726)        (201,509)
     Inventory                                                                  (7,430)          26,626           10,553
     Prepaid expenses and other assets                                                            5,636           (7,805)
                                                                                (7,806)
     Accounts payable                                                           90,296            2,410          (24,414)
     Accrued liabilities and deferred income                                     1,750           37,060           (3,703)
                                                                          ------------      -----------      -----------
           Net cash provided by operating activities                            38,071          565,332          105,568
                                                                          ------------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                              (6,103)         (30,263)         (14,125)
Additions to capitalized software                                             (292,015)        (270,973)        (290,745)
                                                                          ------------      -----------      -----------
           Net cash used for investing activities                             (298,118)        (301,236)        (304,870)
                                                                          ------------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to line of credit                                                    200,000          185,000          300,000
Repayment of line of credit                                                         --         (385,000)        (268,235)
Repayment of long-term obligations                                              (2,636)          (2,132)          (5,566)
Proceeds from exercise of Common Stock options                                      --               --           69,630
                                                                          ------------      -----------      -----------
           Net cash provided by (used for) financing activities                197,364         (202,132)          95,829
                                                                          ------------      -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (62,683)          61,964         (103,473)
CASH AND CASH EQUIVALENTS, beginning of year                                   212,421          150,457          253,930
                                                                          ------------      -----------      -----------
CASH AND CASH EQUIVALENTS, end of year                                    $    149,738      $   212,421      $   150,457
                                                                          ============      ===========      ===========

See notes to financial statements

1MAGE SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

--------------------------------------------------------------------------------------------------
                                                                   2002         2001       2000
--------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                        Cash paid for interest   $  9,595    $  10,206    $ 15,408
                                                                 ========    =========    ========

                                             Income taxes paid   $  2,500    $   2,500    $  2,500
                                                                 ========    =========    ========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

     Acquisition of property and equipment by assuming capital

                                             lease obligations   $ 10,987    $      --    $  6,197
                                                                 ========    =========    ========

1MAGE SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001, AND 2000
--------------------------------------------------------------------------------

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

     PROPERTY AND EQUIPMENT is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives (generally five years) of the assets or the lease term, if shorter. The Company capitalizes all expenditures for property and equipment in excess of $500.

     ADVERTISING COSTS are expensed as incurred. Advertising expenses totaled $118,373, $121,718, and $103,621 in 2002, 2001 and 2000, respectively.

     SOFTWARE DEVELOPMENT COSTS are capitalized when technological feasibility is established. Such costs are stated at the lower of unamortized cost or net realizable value. Amortization is computed using either the straight-line method based on estimated economic lives of the products (five years) or the ratio that current product revenues bear to the total of current and anticipated future product revenues, whichever is greater. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the products, or both will be reduced significantly in the near term due to competitive pressure. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term. The amounts capitalized for the years ended December 31, 2002, 2001, and 2000 were $296,510, $270,973, and
     $290,745, respectively. Amortization of these costs totaled $301,200, $300,101, and $307,930, respectively. The net realizable value of such capitalized costs is reviewed by management on a periodic basis, and costs in excess of net realizable value, if any, are charged to operations.

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

     A single customer accounted for 20%, 36%, and 35% of revenues in 2002, 2001, and 2000, respectively.

     ACCOUNTS RECEIVABLE - Accounts receivable are stated at the amount billed to customers. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding accounts receivable, historical collection information and existing economic conditions. The Company performs credit evaluations of its customers' financial condition and generally does not require collateral. The Company retains a security interest in the equipment and software sold until they are paid in full. Accounts receivable are ordinarily due 30 days after the issuance of the invoice, with those customers not meeting those requirements being subject to stricter credit policies. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

     Three different customers accounted for 32%, 12% and 11% of accounts receivable at December 31, 2002.

     Two different customers accounted for 18% and 10% of accounts receivable at December 31, 2001. One customer accounted for 28% of accounts receivable at December 31, 2000.


     EARNINGS (LOSS) PER SHARE is computed by dividing net income (loss) by the weighted average number of common and equivalent shares outstanding during the year. The potential dilution from Common Stock equivalents is not material. Fully diluted earnings per share are either anti-dilutive or not materially different from basic earnings per share. As the Company incurred a net loss for the year ended December 31, 2002, the outstanding stock options were anti-dilutive and have been excluded from the computation of diluted earnings per share.

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

     STOCK-BASED COMPENSATION At December 31, 2002, the Company has three stock-based employee compensation plans, which are described more fully in
     Note 5. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                       YEAR ENDED DECEMBER 31
                                                                 2002          2001          2000
                                                                 ----          ----          ----

      Net income (loss), as reported                          $ (282,357)    $ 211,157     $   8,154
      Less:  Total stock-based employee compensation cost
         determined under the fair value based method,
         net of income taxes                                     (97,166)      (98,808)     (155,515)
                                                              ----------     ---------     ---------
      Pro forma net income (loss)                             $ (379,523)    $ 112,349     $(147,361)
                                                              ==========     =========     =========

      Earnings per share:
      Basic and Diluted - as reported                         $    (0.09)    $    0.07     $    0.00
                                                              ==========     =========     =========
      Basic and Diluted - pro forma                           $    (0.12)    $    0.04     $   (0.05)
                                                              ==========     =========     =========


      ESTIMATES -The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

      RECLASSIFICATION  -The  Company has  reclassified  certain  amounts from
      prior  years  to  conform  to  the  current  year  presentation.   These
      reclassifications had no effect on net income.

2.    PROPERTY AND EQUIPMENT
      Property and equipment at December 31 consists of the following:

                                               2002         2001
                                               ----         ----
         Equipment                          $ 656,748     $ 651,055
         Furniture                             56,078        49,177
         Leasehold improvements                 8,262         8,262
                                            ---------     ---------
                                              721,088       708,494
         Less: accumulated depreciation      (672,511)     (650,616)
                                            ---------     ---------
                                            $  48,577     $  57,878
                                            =========     =========

3.    ACCRUED LIABILITIES
      Accrued liabilities at December 31 consists of the following:
                                               2002         2001
                                               ----         ----
            Sales tax payable               $  40,458     $  36,694
            Accounting and audit fees          10,575        14,481
            Accrued compensation               37,695        39,036
            Other                              59,532        56,299
                                            ---------     ---------
                                            $ 148,260     $ 146,510
                                            =========     =========

4.   LINE OF CREDIT
     The Company has a $200,000 annual revolving bank line of credit, which has been extended until February 24, 2004 and bears interest at the greater of 7.0% or prime plus 1.5% (rate of 7% at December 31, 2002) not to exceed 18%, and is collateralized by all accounts receivable and general intangibles of the Company. Total borrowings outstanding under the line of credit were $200,000 and $0 at December 31, 2002 and 2001, respectively.


5.   SHAREHOLDERS' EQUITY STOCK
     COMPENSATION PLANS
     At December 31, 2002, the Company has three stock-based compensation plans, which are described below. The Company applies Accounting Principles Board
     (APB) Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the dates of awards under those plans consistent with the method of FASB Statement 123, the Company's net income (loss) and earnings (loss) per share would have been as indicated below:


      Net Income (Loss):                                  2002          2001         2000
                                                          ----          ----         ----
                                         As Reported  $ (282,357)   $  211,157    $    8,154
                                         Pro Forma    $ (379,523)   $  112,349    $ (147,361)

      Earnings (Loss) Per Common Share:

                                         As Reported  $    (0.09)   $     0.07    $     0.00
                                         Pro Forma    $    (0.12)   $     0.04    $    (0.05)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2002, 2001, and 2000:

                                              2002       2001       2000
                                              ----       ----       ----

                  Dividend Yield                0%         0%         0%
                  Expected Volatility        128%%       124%       135%
                  Risk-Free Interest Rate   4.25%%      4.75%      5.00%
                  Expected Lives           8.8 years  8.4 years  3.2 years

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

     1996 EQUITY INCENTIVE PLAN
     In September 1996, the Board of Directors authorized 1,000,000 shares of Common Stock for issuance under its 1996 Equity Incentive Plan ("1996 Plan") as incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"). The Company grants ISOs only to employees. The Company grants NQSOs and restricted stock to persons who are employees of the Company and to non-employee directors under the 1996 Plan.

     The options are granted to purchase Common Stock at the fair market value on the grant date or at other prices as determined by the Board of Directors. The option-vesting period is determined at the time of each grant, and all options expire five to ten years from the grant date.

      A summary of the 1996 Plan stock option activity follows:
      -------------------------------------------------------------------
                                     Outstanding   Exercise     Weighted
                                       Shares       Price    Avg. Exercise
                                                                 Price
      -------------------------------------------------------------------
      Balances, January 1, 2000        828,000                   $ .52
      Granted                          192,500    $.63-$1.44       .66
      Canceled                        (189,000)    $.33-$.66      (.56)
      Exercised                       (198,000)   $.34-$1.47      (.40)
                                      --------
      Balances, December 31, 2000      633,500                     .59
      Granted                          145,000    $.56 - $.75      .60
      Canceled                          (8,500)   $.63 - $.66      .65
                                      --------
      Balances, December 31, 2001      770,000                     .59
      Granted                            8,000       $.51          .51
      Canceled                         (13,500)   $.56 - $.70      .66
                                      --------
      Balances, December 31, 2002      764,500                     .59
                                      ========

     The following table summarizes information about stock options under the plan at December 31, 2002:

                               Outstanding                 Exercisable
                  ----------------------------------   --------------------
                                Weighted
                                 Average    Weighted                Weighted
       Range of                 Remaining    Average                 Average
       Exercise      Number    Contractual  Exercise     Number     Exercise
        Prices    Outstanding      Life      Price    Exercisable    Price
     ------------ -----------  -----------  --------  -----------   --------
     0.34 to 0.44    235,000    4.5 years    0.44       235,000       0.44
     0.56 to 0.84    513,500    7.0 years    0.64       437,347       0.64
     1.29 to 1.44     16,000    7.0 years    1.36        16,000       1.36

      At December 31, 2002, options for 688,347 shares were exercisable under the 1996 Plan. There were 37,500 shares available for future grant.

      The weighted-average grant-date fair value of options granted during 2002, 2001, and 2000 were $.51, $.60, and $.66, respectively.

     1994 STOCK OPTION AND GRANT PLAN

     In April 1994, the Company authorized 700,000 shares of Common Stock for issuance under its 1994 Stock Option and Grant Plan ("1994 Plan") to employees, consultants and contractors of the Company. The Plan was amended in 2002 to permit grants to employees who were also members of the board of directors.

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

     Details of activity under the 1994 Plan are as follows:
     ---------------------------------------------------------------------------
             Stock Options         Outstanding  Exercise Price  Weighted Average
                                                                 Exercise Price
      --------------------------------------------------------------------------
      Balances, January 1, 2000       399,000                       $ .53
         Granted                        9,500        $.63             .63
         Canceled                      (5,250)   $.34 - $1.28        (.88)
         Exercised                    (86,000)   $.34 - $1.28        (.53)
                                    ---------
      Balances, December 31, 2000     317,250                         .52
         Granted                        4,500        $.56             .56
         Canceled                      (1,000)      $.625            (.63)
                                    ---------
      Balances, December 31, 2001     320,750                         .52
         Granted                       34,000        $.35             .35
         Canceled                     (96,500)      $.625            (.63)
                                    ---------
      Balances, December 31, 2002     258,250                         .46
                                    =========


      --------------------------------------------------------------------------
             Stock Grants                        Grant Price   Weighted Average
                                                                Exercise Price
      --------------------------------------------------------------------------
      Balances, January 1, 2000        83,166    $.84 - $1.13       $1.66
         Granted/Canceled                  --         --               --
                                    ---------
      Balances, December 31, 2000      83,166                        1.66
         Granted/Canceled                  --         --               --
                                    ---------
      Balances, December 31, 2001      83,166                        1.66
         Granted/Canceled                  --         --               --
                                    ---------
      Balances, December 31, 2002      83,166                        1.66
                                    =========

     The following table summarizes information about stock options under the 1994 Plan at December 31, 2002:

                                  Outstanding                Exercisable
                     ---------------------------------   --------------------
                                   Weighted
                                    Average    Weighted              Weighted
         Range of                  Remaining    Average               Average
         Exercise       Number    Contractual  Exercise    Number    Exercise
          Prices     Outstanding     Life       Price    Exercisable   Price
       ------------  -----------  -----------  --------  ----------- --------
       0.34 to 0.44   160,750      4.5 years     0.35      133,750     0.34
       0.56 to 0.84    97,500      5.2 years     0.65       82,791     0.65


          The weighted-average grant-date fair value of options granted during 2002, 2001, and 2000 were $.35, $.56, and $.63, respectively.

          At December 31, 2002, options to purchase 216,541 shares of Common Stock were exercisable and 62,599 shares were available for future grant under the 1994 Plan.


     1993 STOCK OPTION PLAN

          In May 1994, the Company authorized 235,000 shares of Common Stock for issuance under its 1993 Stock Option Plan ("1993 Plan") as incentive or non-qualified stock options. The Company grants nonqualified stock options to officers, directors and employees and incentive stock options may be granted to employees under the 1993 Plan.

          The options are granted to purchase Common Stock at the fair market value on the grant date or at other prices as determined by the Board of Directors. The option-vesting period is determined at the time of each grant, and all options expire two to ten years from the grant date.

     A summary of the 1993 Plan stock option activity follows:
     ------------------------------------------------------------------------
                                  Outstanding                   Weighted Avg.
                                    Shares    Exercise Price   Exercise Price
     ------------------------------------------------------------------------
     Balances, January 1, 2000      239,675                        $ .45
       Exercised                   (163,375)   $.44 - $.75          (.45)
                                  ---------
     Balances, December 31, 2000     76,300                          .47
       Granted                        3,500        $.56              .56
                                  ---------
     Balances, December 31, 2001     79,800                          .47
       Granted/Canceled/Exercised         0        $ --               --
                                  ---------
     Balances, December 31, 2002     79,800                          .47
                                  =========

The following table summarizes information about stock options under the plan at December 31, 2002.

                                  Outstanding                Exercisable
                     ---------------------------------   --------------------
                                   Weighted
                                    Average    Weighted              Weighted
         Range of                  Remaining    Average               Average
         Exercise       Number    Contractual  Exercise    Number    Exercise
          Prices     Outstanding     Life       Price    Exercisable   Price
       ------------  -----------  -----------  --------  ----------- --------
       0.34 to 0.44     71,300     3.3 years     0.43      71,300      0.43
       0.56 to 0.84      7,500     6.3 years     0.66       7,500      0.66
       1.38 to 2.06      1,000     3.0 years     1.72       1,000      1.72

      There were no options granted during 2002. At December 31, 2002, options for 79,800 shares were exercisable under the 1993 Plan. There are no shares available for future grant under the 1993 Plan.


      COMMON STOCK WARRANTS

      On January 28, 1994, the Board of Directors granted 100,000 warrants to an officer to purchase shares of Common Stock at an exercise price of $1.5625 per share, expiring on January 31, 1999. In January 1998, all of these warrants were repriced to $.44 per share and the term was extended until January 28, 2004. In March 2000, the officer exercised these warrants. There are no common stock warrants outstanding as of December 31, 2002.

      COMMON STOCK RESERVED

      Common Stock reserved at December 31, 2002 was as follows:
         1996 Equity Incentive Plan             802,000
         1994 Stock Option and Grant Plan       320,849
         1993 Stock Option Plan                  79,800
                                           -------------
                                              1,202,649
                                           =============

6.    INCOME TAXES

      The provisions (credit) for income taxes for the years ended December 31, consists of:

                   Current:           2002         2001          2000
                                      ----         ----          -----
                         Federal    $     --     $     --      $     --
                           State          --           --         2,500
                                    --------     --------      --------
                   Total current          --           --         2,500
                                    --------     --------      --------
                   Deferred:
                         Federal          --           --            --
                           State          --           --            --
                                    --------     --------      --------
                  Total deferred          --      (50,000)           --
                                    --------     --------      --------
                                    $     --     $(50,000)     $  2,500
                                    ========     ========      ========

      The following is a reconciliation of statutory federal income taxes to the actual provision (credit) for income taxes:

                                                       2002           2001           2000
                                                       ----           ----           ----
         Federal income taxes at statutory rate     $ (96,000)     $  65,000      $   3,600
                        Non-deductible expenses         7,000             --             --
         Increase (decrease) in taxes resulting
                        from state income taxes        (9,000)         6,300           (800)
      Increase (decrease) in deferred tax asset
                            valuation allowance       101,000       (141,000)      (133,000)
             Expiration of business tax credits            --         14,000        121,000
                                     Other, net        (3,000)         5,700         11,700
                                                    ---------      ---------      ---------
             Provision/(credit)for income taxes     $      --      $ (50,000)     $   2,500
                                                    =========      =========      =========

      The components of the net deferred tax (liability) asset recognized in the accompanying balance sheets are as follows:

                                           2002             2001
                                           ----             ----
            Deferred tax liability     $    (2,000)     $    (2,000)
                Deferred tax asset       2,188,000        2,109,000
               Valuation allowance      (2,136,000)      (2,057,000)
                                       -----------      -----------
                                       $    50,000           50,000
                                       ===========      ===========

      The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and their approximate tax effects are as follows:

                                                   2002            2001
                                                   ----            ----
                Future income (deductions):
                        Net operating loss     $ 2,174,000     $ 2,090,000
           Allowance for doubtful accounts           4,000           4,000
                              Depreciation          10,000          12,000
                                Other, net          (2,000)          1,000
                                               -----------     -----------
                                               $ 2,186,000     $ 2,107,000
                                               ===========     ===========

      The Company has net operating loss carry forwards for federal income tax purposes of approximately $5,608,000. These carry forwards expire on varying dates from 2006 through 2022.

7.    EMPLOYEE BENEFIT PLAN

      The Company has a Cash or Deferred Profit Sharing Plan ("the 401(k) Plan"). The 401(k) Plan is designed to qualify under Section 401(k) of the Internal Revenue Code and allows the Company to make discretionary contributions as determined by the Company's Board of Directors. For the years ended December 31, 2002, 2001, and 2000, the Company contributed $4,923, $4,650, and $3,988 to the 401(k) Plan.

8.    COMMITMENTS AND CONTINGENCIES

      At December 31, 2002 and 2001, equipment with a net book value of $9,072 and $6,663, net of accumulated amortization of $18,191 and $13,698, respectively, has been leased under capital leases.


      The Company leases its executive offices under a noncancelable-operating lease, which expires in July 2003.

      Future minimum payments for lease obligations are as follows:

                                                                 Capital      Operating
                                                                --------      ---------
                                                       2003     $  7,490      $ 52,094
                                                       2004        7,241            --
                                                                --------      --------
               Total minimum lease payments                       14,731      $ 52,094
                                                                              ========
               Amount representing interest                       (3,503)
                                                                --------
               Present value of min. lease payments               11,228
               Current portion                                    (3,903)
                                                                --------
               Long-term portion                                $  7,325
                                                                ========

      The Company has bonus agreements with two officers that provide for quarterly bonuses of 5% and 4%, respectively, of the Company's pre-tax profits. The Company expensed bonuses of $0, $33,352, and $15,968 under these agreements for the years ended December 31, 2002, 2001, and 2000, respectively.

       The Company is currently engaged in various legal proceedings involving one of its former customers. Included in the legal proceedings is litigation pertaining to accounts receivable owed to the Company, of which, approximately $194,000 is held in escrow by the court and is included in accounts receivable at December 31, 2002.


9.    FINANCIAL INSTRUMENTS

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

      The estimated fair values of the Company's financial instruments at December 31, 2002 are as follows:

                                                          Carrying
                                                           Amount         Fair Value
                                                        -------------     -----------
                                              Assets:
                            Cash and cash equivalents   $    149,738      $  149,738
                                          Receivables   $    556,484      $  556,484

                                     Accounts Payable   $    278,174      $  278,174
                                       Line of Credit   $    200,000      $  200,000

      The estimated fair values of the Company's financial instruments at December 31, 2001 are as follows:

                                                          Carrying
                                                           Amount         Fair Value
                                                        -------------     -----------
                                              Assets:
                            Cash and cash equivalents   $    212,421      $  212,421
                                          Receivables   $    421,977      $  421,977

                                         Liabilities:
                                     Accounts Payable   $    187,878      $  187,878
                                       Line of Credit   $        --       $       --

10.  SEGMENT INFORMATION

     The Company operates in one industry segment consisting of the development and marketing of electronic document image management and retrieval systems. The Company's technologies are managed as one segment because it offers similar products in similar markets and the factors determining strategic decisions are comparable for all products and markets.

     Sales to foreign markets totaled $38,197, $67,846, and $57,911 for the years ending December 31, 2002, 2001, and 2000, respectively.

11.  LIQUIDITY

     During 2002, the Company suffered operating losses and negative cash flow as a result of losing its largest customer. In order to improve profitability and cash flows, the Company has implemented both temporary and permanent payroll reductions starting in January 2003 and has extended their line of credit through February 2004. Management believes that implementation of these measures will provide sufficient cash flows to meet the Company's liquidity needs for the foreseeable future.

                         INDEPENDENT ACCOUNTANTS' REPORT
                        ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders
1mage Software, Inc.
Englewood, Colorado



In connection with our audit of the financial statements of 1mage Software, Inc. for each of the three years in the period ended December 31, 2002, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the financial statements.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.

                                                             BKD, LLP





Denver, Colorado
January 20, 2003

1MAGE SOFTWARE, INC.

SCHEDULE VIII
VALUATION AND QUALIFYING ACCOUNTS

----------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                Balance at       charged to:         Additions       Balance at
                                                beginning         Costs and         charged to:       end of
                                                of period         expenses          Deductions        period
                                              -------------    --------------     --------------   -------------
   For the Year Ended December 31, 2002:
        Allowance for Doubtful Accounts         $  10,000        $  34,850          $   34,850       $ 10,000
   For the Year Ended December 31, 2001:
        Allowance for Doubtful Accounts         $  10,000        $  62,888          $   62,888       $ 10,000
   For the Year Ended December 31, 2000:
        Allowance for Doubtful Accounts         $  10,000        $  31,403          $   31,403       $ 10,000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no disagreements with accountants on accounting and financial disclosure.

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following sets forth certain information concerning the Company's Executive Officers and Directors:

                                  First Year As
                                   Executive
                                   Officer or                         Position
Name                  Age          Director                         With Company
----                  ---        -----------                        ------------
David R. DeYoung       57             1981          President, Chief Executive Officer and Director

Mary Anne DeYoung      49             1994          Treasurer, Chief Financial Officer, Asst. Secretary and Director

Robert Wiegand II      56             1992          Secretary and Director

Richard A. Knapp       57             1997          Director

John G. Mazza          57             2003          Director


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

ROBERT WIEGAND II - SECRETARY AND DIRECTOR
      Mr. Wiegand was elected to the Board of Directors in July 1992.
Mr. Wiegand was appointed to the office of Secretary of the Company on March 1, 1994. Mr. Wiegand is presently a lawyer in private practice. From January 15, 1992 to December 26, 1992, he was Vice-President of Administration for Rose Manufacturing Co., a privately held manufacturer of safety equipment based in Englewood, Colorado. Mr. Wiegand has practiced law for 30 years, and prior to joining Rose Manufacturing, was special counsel with Pendleton & Sabian, P.C., a law firm in Denver. Mr. Wiegand graduated Phi Beta Kappa from the Tulane University of Louisiana in 1970 and went on to receive a law degree and was admitted to practice in Louisiana in 1972 and Colorado in 1977. Since 1976, Mr. Wiegand's practice has been limited to securities offerings, estate planning, business organizations and tax law. In addition to membership in six bar Associations, Mr. Wiegand has been admitted to practice before the U.S. Supreme Court, the U.S. District Court (Colorado and ED-Louisiana) and before the U.S. Court of Appeals (5th Circuit).

RICHARD A. KNAPP - DIRECTOR
      Mr. Knapp was elected to the Board of Directors in May 1997. Mr. Knapp is currently the President and CEO of Lease Capital Corporation, a Colorado company located in Castle Rock, Colorado, and has served in that capacity since 1990. From 1984 until 1990, Mr. Knapp was a regional manager for both Paccom Leasing Corporation and Security Pacific Business Finance. In total, Mr. Knapp has been associated with the banking/finance industry for nearly thirty years. He holds a Bachelor of Science degree in Finance from the University of Arizona.

JOHN G. MAZZA - DIRECTOR
      Mr. Mazza was elected to the Board of Directors in March 2003. Mr. Mazza is currently the President of Drake Holding Corp. and Drake Energy Corp., both Nevada corporations located in Malibu, California, and had served in that capacity since 1984 and 1990, respectively. Mr. Mazza is a founder and former Secretary and Board Member of Aoptix Technologies Inc. From 1969 to 1984 Mr. Mazza held various senior management positions with William O'Neil and Co. Incorporated, a New York Stock Exchange member firm and O'Neil Data Systems, Inc. In total, Mr. Mazza has been associated with the securities industry for over thirty years. Mr. Mazza holds a Bachelor of Science degree from Claremont McKenna College and a Masters of Business Administration from the University of southern California.

James J. Capeless resigned from the Board of Directors on February 26, 2003.

ITEM 11.  EXECUTIVE COMPENSATION
                           SUMMARY COMPENSATION TABLE

      The following table sets forth the executive compensation of two of the Company's Executive Officers for each of the Company's last three fiscal years. There were no other Executive Officers serving at the end of the last fiscal year whose compensation was greater than $100,000.

--------------------------------------------------------------------------------------------------------------------------
                                                                                                Long Term       All Other
                                                                 Annual Compensation *        Compensation    Compensation
                                                             ----------------------------------------------

                                                                Salary           Bonus            Awards           **
--------------------------------------------------------------------------------------------------------------------------
Name and Principal Position                                                                    Securities
                                                                                               Underlying
                                                     Year        ($)             ($)            Options (#)       ($)
--------------------------------------------------------------------------------------------------------------------------
                                David R. DeYoung     2002      145,578               0                0          3,068
                                  President, CEO     2001      145,260          18,529           25,000          3,156
                                                     2000      144,435           8,872           50,000          3,767

                               Mary Anne DeYoung     2002      103,708                                0          2,188
                 CFO, Treasurer, Asst. Secretary     2001      103,586          14,823           25,000          2,187
                                                     2000      102,898           7,096           50,000          2,187
--------------------------------------------------------------------------------------------------------------------------

* Neither Mr. DeYoung nor Ms. DeYoung received additional compensation other than noted above, the aggregate amount of which was the lesser of either $50,000 or 10% of their annual salary and bonus.


** Includes insurance premiums paid by the Company for term life and disability insurance, as well as premiums paid for a key-man life insurance policy which has the death benefit assigned to the Company and the cash value of the policy intended to accrue for the benefit of Mr. DeYoung.
--------------------------------------------------------------------------------------------------------------------------

OPTION GRANTS IN LAST FISCAL YEAR
      The following table sets forth the information concerning individual grants of stock options during the last fiscal year to the named Executive
Officers:

--------------------------------------------------------------------------------
                                   Individual Grants
--------------------------------------------------------------------------------

        Name         Number of     Percent of Total   Exercise or     Expiration
                     Securities    Options Granted       Base           Date
                     Underlying    to Employees in      Price
                     Options           Fiscal         ($/Share)
                     Granted            Year
                        (#)
--------------------------------------------------------------------------------
David R. DeYoung           0             0%              $.00            N/A
--------------------------------------------------------------------------------
Mary Anne DeYoung          0             0%              $.00            N/A
--------------------------------------------------------------------------------

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES
      The following table sets forth information concerning each exercise of stock options during the last fiscal year by the named Executive Officers and the fiscal year-end value of unexercised options:

-----------------------------------------------------------------------------------------------

                   Shares                   Number of securities             Value of
                   acquired                underlying unexercised           unexercised
                   on         Value              options at                in-the-money
                   exercise   Realized        fiscal year-end            options at fiscal
Name               (#)        ($)                   (#)                     year-end ($)*
-----------------------------------------------------------------------------------------------

                                         Exercisable/unexercisable    Exercisable/unexercisable
-----------------------------------------------------------------------------------------------
D.R. DeYoung         0       $ 0                313,000 / 0                   $ 0 / $ 0
-----------------------------------------------------------------------------------------------
Mary Anne DeYoung    0       $ 0                259,800 / 0                   $ 0 / $ 0
-----------------------------------------------------------------------------------------------

*Based upon the fair market value of the Common Stock on December 31, 2002 of $.35, being the closing price as quoted on the OTC: BB.

EMPLOYMENT CONTRACTS
      Mr. DeYoung, the Company's President and Chief Executive Officer, is employed pursuant to a three-year employment contract between the Company and Mr. DeYoung, which has been extended one year and will expire on September 30, 2003. Since November 1, 1999, the compensation of Mr. DeYoung has been established under the terms of this employment contract. The contract calls for an annual base salary, in an amount determined annually by the Board of Directors, payable semi-monthly, plus expenses and normal fringe benefits.
Mr. DeYoung earns a bonus of 5% of the Company's pretax earnings, calculated on a quarterly basis. An annual bonus may be paid to Mr. DeYoung based on the performance of the Company and at the discretion of the Board of Directors.
Mr. DeYoung's employment contract provides that should his employment be terminated for any reason other than for cause, he is entitled to a cash severance package equal to one year's cash compensation. In addition, Mr. DeYoung is entitled to receive a grant of a sufficient number of ten-year options as are necessary to permit him to retain the same percentage of beneficial ownership interest in the Company as he held on December 16, 1996. These grants would be made from the Company's Equity Incentive Plan at the fair market value of the Common Stock on the date of grant.

      Ms. DeYoung, the Company's Vice President of Finance and Chief Financial Officer, is employed pursuant to a three-year employment contract between the Company and Ms. DeYoung which has been extended one year and will expire on September 30, 2003. Her compensation is established under the terms of this employment contract. The contract calls for an annual base salary, expenses, normal fringe benefits, as well as a bonus equal to 4% of the Company's pretax earnings, calculated on a quarterly basis. In addition, Ms. DeYoung's employment contract provides that should her employment be terminated for any reason other than for cause, she is entitled to a cash severance package equal to one year's cash compensation.


COMPENSATION OF DIRECTORS

      The Company currently pays non-employee Directors $1,500 per quarter plus specific hourly fees for special meetings or additional participation. Pursuant to the 1996 Stock Option Plan (the "1996 Plan"), members of the compensation committee of the Board of Directors are automatically granted an option on the last trading day in June to purchase 4,000 shares of Common Stock at 100% of the fair market value as defined in the Plan on such date. On June 30, 2002 each member of the compensation committee received an automatic grant to purchase 4,000 shares of Common Stock at $.51, the fair market value on that date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following sets forth the number of shares of Common Stock owned by each Executive Officer and Director of the Company, by all persons known by the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, and by all Executive Officers and Directors as a group.

      Unless otherwise noted, the share ownership specified in the following table represents both record and beneficial ownership as of February 28, 2003.

----------------------------------------------------------------------------------------------
                                                                   Beneficial       Percent of
Name and Address of Beneficial Owner                              Ownership(1)        Class
------------------------------------                              ------------      ----------
David R. DeYoung                                                    848,591 (2),(3)    24.2%
6025 So. Quebec Street #300, Englewood, Colorado 80111

Mary Anne DeYoung                                                   380,301 (4)        11.0%
6025 So. Quebec Street #300, Englewood, Colorado 80111

Robert Wiegand II                                                    88,500 (5)         2.8%
5261 So. Quebec Street, Greenwood Village, Colorado 80111

Richard A. Knapp                                                     20,500 (6)         0.6%
7505 Village Square Dr. #200, Castle Rock, Colorado 80104

John G. Mazza                                                       302,937             9.6%
6613 Zumirez Drive, Malibu, California 90265

Spencer D. Lehman                                                   300,638             9.6%
3874 Puerco Canyon, Malibu, California 90265

All Executive Officers and Directors as a Group - 5 persons       1,640,829 (7)        42.0%
-----------------------------------------------------------------------------------------------

(1) Beneficial owners are believed to have sole voting and investment power with respect to the shares shown unless otherwise indicated.

(2) Includes: 363,000 options to purchase Common Stock. See EXECUTIVE COMPENSATION - Employment Contract.
(3) Excludes: any shares attributable to Mr. DeYoung's right under his employment contract to maintain his proportional ownership of the Company under certain circumstances. See EXECUTIVE COMPENSATION - Employment Contract.
(4)   Includes 309,800 options to purchase Common Stock
(5)   Includes 68,500 options to purchase Common Stock
(6)   Consists of 20,500 options to purchase Common Stock
(7)   Includes 761,800 options to purchase Common Stock


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          There were no related transactions for the year ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES
          Disclosure Controls and procedures Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and participation of the company's Chief Executive Officer and Chief Financial Officer ("the Officers') of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's annual SEC filings, including this report.

          Internal Controls

          There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
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

    10.21****   - Software License Agreement between Reynolds+Reynolds and the
                  Company. This exhibit is subject to a grant of confidential treatment filed separately with the Securities and Exchange Commission.
    10.22***    - 1994 Stock Option and Grant Plan.
    10.23**     - 1993 Stock Option Plan.
    10.24****** - Equity Incentive Plan
    23          - Consent of BKD, LLP
    99.1        - Certification of Annual Report for CEO
    99.2        - Certification of Annual Report for CFO

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

There were no reports filed on Form 8-K for the quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1MAGE SOFTWARE, INC.
By:   /s/ DAVID R. DEYOUNG                       Date:  March 17, 2003
      --------------------                              --------------
      David R. DeYoung
      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:   /s/ DAVID R. DEYOUNG                       Date:  March 17, 2003
      --------------------                             ---------------
      David R. DeYoung, President
      and Principal Chief Executive Officer

By:   /s/ MARY ANNE DEYOUNG                      Date:  March 17, 2003
      ---------------------                            ---------------
      Mary Anne DeYoung
      Vice President, Finance
      Principal and Accounting Officer

By:   /s/ ROBERT WIEGAND, II                     Date:  March 17, 2003
      ----------------------                           ---------------
      Robert Wiegand, II
      Director and Secretary

By:   /s/ RICHARD A. KNAPP                       Date:  March 17, 2003
      --------------------                              --------------
      Richard A. Knapp
      Director


By:   /s/ JOHN G. MAZZA                          Date:  March 17, 2003
      -----------------                                 --------------
      John G. Mazza
      Director

                                 CERTIFICATIONS
I, David R. DeYoung, certify that:

1. I have reviewed this annual report on Form 10-K of 1mage Software, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 03/17/2003                           /s/DAVID R. DEYOUNG
                                           -----------------------------------
                                            David R. DeYoung
                                            President and Principal and
                                            Chief Executive Officer

                                 CERTIFICATIONS
I, Mary Anne DeYoung, certify that:

1. I have reviewed this annual report on Form 10-K of 1mage Software, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 03/17/2003                        /s/ MARY ANNE DEYOUNG
                                        ---------------------
                                        Mary Anne DeYoung
                                        Vice President, Finance and
                                        Principal Financial Officer