Form 10-Q
period 2003-03-31
IMAGE SOFTWARE INC
filed 2003-05-14
CIK 723574

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended 3/31/2003
                                       OR
(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.  For the transition period from
                               to
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
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No
                                                    ----      ----

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                      ----   ----

      As of May 9, 2003, there were 3,274,597 shares of the Registrant's Common Stock outstanding.

                                TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets -March 31, 2003, and December 31, 2002.............. 3

          Statements of Operations -for three months ended March 31, 2003 and March 31, 2002..................................................4

          Statements of Cash Flows -for three months ended March 31, 2003 and March 31, 2002..................................................5

          Item 2 Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................7

          Item 3 Quantitative and Qualitative Disclosures About Market
          Risk................................................................8

          Item 4 Controls and Procedures......................................8

PART II.    OTHER INFORMATION

          Items 1-5...........................................................9

          Item 6 Exhibits and Reports on Form 8-K.............................9

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
                              1MAGE SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                       Unaudited
                                                               March 31,        December 31,
                                                                 2003              2002
                                                             ------------------------------
                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                 $    53,430        $   149,738
   Receivables:
       Trade (less allowance: 2003, $10,000; 2002, $10,000)      537,544            549,455

   Inventory                                                      16,276             16,500
   Prepaid expenses and other current assets                      13,984             16,374
   Employee advances                                               5,763              7,029
                                                             -----------        -----------
       Total current assets                                      626,997            739,096

PROPERTY AND EQUIPMENT, at cost, net                              45,307             48,577

OTHER ASSETS:
   Software development costs, net                               710,604            720,916
   Inventory                                                       2,958              2,958
   Deferred tax asset                                             50,000             50,000
   Other                                                             100                100
                                                             -----------        -----------
TOTAL ASSETS                                                 $ 1,435,966        $ 1,561,647
                                                             ===========        ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                                            $   200,000        $        --
   Current portion of capital lease obligations                    3,663              3,903
   Deferred revenue                                              255,000            281,000
   Accounts payable                                              153,165            278,174
   Accrued liabilities                                           122,912            148,260
                                                             -----------        -----------
       Total current liabilities                                 734,740            711,337
LONG-TERM OBLIGATIONS:
   Capital lease obligations                                       7,105              7,325
   Line of credit                                                     --            200,000
                                                             -----------        -----------
                                                                   7,105            207,325

SHAREHOLDERS' EQUITY:

   Common stock, $.004 par value - 10,000,000
shares authorized;
    shares outstanding: 2003 - 3,184,597; 2002 - 3,146,554        12,738             12,586
   Additional paid-in capital                                  7,245,506          7,238,658
   Accumulated deficit                                        (6,564,123)        (6,608,259)
                                                             -----------        -----------
       Total shareholders' equity                                694,121            642,985
                                                             -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 1,435,966        $ 1,561,647
                                                             ===========        ===========

See Notes to Condensed Financial Statements

                              1MAGE SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended March 31,
                                                 2003                 2002
                                              ----------           ----------
REVENUE
   System sales and software licenses          $ 151,990           $  212,075
   Services and annual fees                      276,678              305,189
                                              ----------           ----------
       Total revenue                             428,668              517,264
                                              ----------           ----------

COST OF REVENUE
   System sales and software licenses            117,817              212,838
   Services and annual fees                       92,211              121,698
                                              ----------           ----------
       Total cost of revenue                     210,028              334,536
                                              ----------           ----------

GROSS PROFIT                                     218,640              182,728
   % of Revenue                                      51%                  35%

OPERATING EXPENSES:
   Selling, general & administrative             309,422              327,297
                                              ----------           ----------

INCOME/(LOSS) FROM OPERATIONS                    (90,782)            (144,569)
                                              ----------           ----------

OTHER INCOME/(EXPENSE):
   Interest expense                               (4,051)                (548)
   Interest income                                   594                  803
   Other income                                  138,375                   --
                                              ----------           ----------
       Total other income (expense)              134,918                  255
                                              ----------           ----------

INCOME/(LOSS) BEFORE INCOME TAXES                 44,136             (144,314)

PROVISION FOR INCOME TAXES                            --                   --
                                              ----------           ----------

NET INCOME/(LOSS)                             $   44,136           $ (144,314)
                                              ==========           ==========

BASIC AND DILUTED INCOME/(LOSS) PER
COMMON SHARE:                                      $ .01           $     (.05)
                                              ==========           ==========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:                  3,175,738            3,146,554
                                              ==========           ==========

                 See Notes to Condensed Financial Statements

                              1MAGE SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three Months Ended March 31,
                                                              2003              2002
                                                           ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings/(Loss)                                        $  44,136        $ (144,314)
Adjustments to reconcile earnings to net cash
   provided by operating activities:
   Depreciation and amortization                              79,893            80,968
   Deferred revenue                                          (26,000)           13,000
   Settlement of payable                                    (138,375)               --
   Issuance of stock for services                              7,000                --

Changes in assets and liabilities:
     Receivables                                              11,911            34,309
     Inventory                                                   224            (1,127)
     Prepaid expenses and other assets                         3,656            (3,629)
     Accounts payable                                         13,366            76,886
     Accrued liabilities and expenses                        (25,348)          (33,960)
                                                           ---------        ----------
       Net cash provided by (used for) operating activities  (29,537)           22,133
                                                           ---------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                            (1,323)           (9,833)
Additions to capitalized software                            (64,988)          (85,783)
                                                           ---------        ----------
           Net cash used for investing activities          (66,311)            (95,616)
                                                           ---------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit                                       --                --
Repayment of long-term obligations                              (460)             (608)
                                                           ---------        ----------
           Net cash used for financing activities           (460)                 (608)
                                                           ---------        ----------

DECREASE IN CASH AND CASH EQUIVALENTS                        (96,308)          (74,091)

CASH AND CASH EQUIVALENTS, beginning of period               149,738           212,421
                                                           ---------        ----------
CASH AND CASH EQUIVALENTS, end of period                   $  53,430        $  138,330
                                                           =========        ==========

See Notes to Condensed Financial Statements

                              1MAGE SOFTWARE, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
GENERAL:
Management has elected to omit substantially all notes to the unaudited interim financial statements. Reference should be made to the Company's annual report on Form 10-K for the year ended December 31, 2002 as this report incorporates the Notes to the Company's year-end financial statements. The condensed balance sheet of the Company as of December 31, 2002 has been derived from the audited balance sheet of the Company as of that date.

UNAUDITED INTERIM INFORMATION:
The unaudited interim financial statements contain all necessary adjustments (consisting of only normal recurring adjustments), which, in the opinion of Management, are necessary for a fair statement of the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of those expected for the year.

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

EARNINGS (LOSS) PER SHARE - Earnings/ (Loss) per share is computed by dividing net income (loss) by the weighted average number of common and equivalent shares outstanding during the period. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share. As the average market price during the period was less than the lowest exercisable option price, the outstanding stock options were antidilutive and have been excluded from the computation of diluted earnings per share.

STOCK-BASED COMPENSATION - At December 31, 2002, the Company has three stock-based employee compensation plans, which are described more fully in Note
5. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                            For the Three Months Ended March 31
                                                     2002         2001
                                                     ----         ----
           Net income (loss), as reported          $ 44,136    $ (144,314)
           Less:  Total stock-based employee
            compensation cost determined
            under the fair value based
            method, net of income taxes             (15,073)      (22,952)
                                                   --------    ----------
           Pro forma net income (loss)             $ 29,063    $ (167,266)
                                                   ========    ==========
           Earnings per share:

           Basic and Diluted - as reported         $   0.01    $    (0.05)
                                                   ========    ==========
           Basic and Diluted - pro forma           $   0.01    $    (0.05)
                                                   ========    ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2003 VERSUS MARCH 31,
2002

1mage Software, Inc. (the "Company") reported revenue of $429,000 for the first quarter of 2003, an $88,000 decrease (17%) from $517,000 posted for the first quarter in 2002. As a result of the various revenue components, the gross profit on sales in first quarter 2003 increased $36,000 (20%) over the first quarter of 2002. As a result, the Company posted net income of $44,000 or $.01 per share, for the first quarter 2003, as compared to a net loss of $(144,000), or $(.05) per share, for the same quarter a year ago.

The Company's revenue for direct sales of software licenses of $106,000 increased $54,000 (102%) from $53,000 in 2002, while the revenue for indirect channel software sales decreased $125,000 (99%) to $1,000 due to the loss of the Company's largest customer, Reynolds & Reynolds ("Reynolds"). Service revenues for the quarter ended March 31, 2003 were $72,000, an 84% increase over $39,000 for the first quarter of 2002 due to revenue from installations and customization services. Revenue from hardware sales of $44,000 increased $12,000 (36%) over the same quarter in 2002.

Revenue from recurring annual license fees in the direct sales channel increased $29,000 (21%), while annual license fee revenue from indirect channels decreased $90,000, attributable to the loss of Reynolds. Excluding sales to Reynolds of $212,000 during the first quarter of 2002, total first quarter revenues increased $123,000 (40%) for the comparable periods.

In first quarter 2003, the Company settled a liability of $138,000, which is included in other income, that related to a volume sale from a prior year that was tied to the purchase of future software licenses. SG&A expenses of $309,000 were $18,000 (6%) less than the same quarter in 2002, primarily due to tight expense controls throughout the Company; offset by a $17,000 increase in legal expenses as a result of the legal proceedings with Reynolds.

See the discussion of the effect of the loss of Reynolds in "Liquidity and Capital Resources" below.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents of $53,000 decreased approximately $96,000 during the three months ended March 31, 2003 as compared to December 31, 2002. During 2003, the Company used cash of $65,000 for deferred development expenses. The Company had deficit working capital of $108,000 as of March 31, 2003. Included in current liabilities is $255,000 for Deferred Revenue, which represents payments on annual maintenance contracts that will be earned over the next twelve months. The Company's $200,000 bank line of credit was fully drawn at March 31, 2003 and on December 31, 2002. The line matures in February, 2004 and is collateralized by all accounts receivable and general intangibles of the Company.

On April 30, 2003, the Company closed on a Revolving Credit Loan Agreement dated effective April 1, 2003 with DEMALE, LLC, a Colorado limited liability company, under which DEMALE agreed to provide the Company with a line of credit of up to $300,000 at 1 1/2% above prime rate as published by U.S. Bank. DEMALE has three members, David R. DeYoung, the Company's President and Chief Executive Officer, John G. Mazza, a Director and a more than 5% shareholder of the Company, and Spencer D. Lehman, a more than 5% shareholder of the Company. The Company issued a total of 90,000 shares of its common stock to DEMALE's members and also granted them warrants to purchase 90,000 shares of common stock at an exercise price of $.18 per share. The loan matures on June 30, 2005 and is secured by a junior security interest in the collateral backing the bank line of credit. Principal and interest on the loan is convertible into shares of common stock at maturity and, under certain circumstances, the Company can force conversion of the outstanding balance on the loan. As of May 14, 2003 there were no borrowings outstanding on the line.

As noted above in "Results of Operations", the termination by Reynolds of its 1996 Subscription and Maintenance Agreement and the resulting loss of Reynolds as a customer has already had a significantly adverse impact on the Company's revenue. There has been a corresponding adverse impact on cash flow and liquidity. The Company has not replaced all of the revenue lost as a result of the termination of the 1996 contract by Reynolds' subsequent actions. However, it is possible that some portion of that lost revenue will be awarded to the Company in the ongoing litigation between the Company and Reynolds. Naturally, the Company cannot predict the outcome of that litigation nor can there be any assurance that the Company will ever obtain a meaningful recovery from Reynolds.

The Company's financial resources include cash on hand, revenues from operations, and management of funds available on its revolving lines of credit. In the Company's judgment, sufficient financial resources are available to meet current working capital needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INAPPLICABLE


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
  (A)   EXHIBIT TABLE
        99.1  CERTIFICATION OF PERIODIC REPORT FOR CEO
        99.2  CERTIFICATION OF PERIODIC REPORT FOR CFO

  (B)   REPORTS ON FORM 8-K

        There were no reports filed on Form 8-K for the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              1MAGE SOFTWARE, INC.
                                  (Registrant)

Date:  5/14/2003                         /S/ DAVID R. DEYOUNG
                                         --------------------

                                         David R. DeYoung
                                         President, Principal and Chief
                                         Executive Officer

Date:  5/14/2003                         /S/ MARY ANNE DEYOUNG
                                         ---------------------

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  5/14/2003                        /S/ DAVID R. DEYOUNG
                                        --------------------

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  5/14/2003                         /S/ MARY ANNE DEYOUNG
                                         ---------------------

                                            Mary Anne DeYoung
                                        Vice President, Finance and
                                        Principal Financial Officer