Form 10-Q
period 2003-06-30
IMAGE SOFTWARE INC
filed 2003-08-14
CIK 723574

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended 6/30/2003
                                       OR
(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.  For the transition period from
      to                                                    -----------------
         -------------------



                             1MAGE SOFTWARE, INC.
                             --------------------
            (Exact name of Registrant as specific in its charter)

                                     0-12535
                            (Commission File Number)

               COLORADO                                  84-0866294
               --------                                  ----------
      (State of Incorporation)                (IRS Employer Identification
                                                           Numbers)

 6025 S. QUEBEC ST. SUITE 300 ENGLEWOOD CO 80111        (303) 694-9180
 -----------------------------------------------        --------------
 (Address of principal executive offices)        (Registrant's telephone number,
                                                      including area code)





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to
such filing requirements for the past 90 days.    Yes  X      No
                                                      ----       ----

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes       No  X
                                       ---      ---

As of August 11, 2003, there were 3,274,597 shares of the Registrant's common stock outstanding.

                                    TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION

  Item 1 Financial Statements

      Balance Sheets -June 30, 2003, and December 31, 2002.....................3

      Statements of Operations -for three months ended June 30, 2003 and
        June 30, 2002..........................................................4

      Statements of Operations -for six months ended June 30, 2003 and
        June 30, 2002..........................................................5

      Statements of Cash Flows -for six months ended June 30, 2003 and
        June 30, 2002..........................................................6

  Item 2 Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................9

  Item 3 Quantitative and Qualitative Disclosures About Market Risk...........11

  Item 4 Controls and Procedures..............................................11

PART II     OTHER INFORMATION

  Item 1......................................................................11

  Items 2-6 Exhibits and Reports on Form 8-K..................................12

                         PART I - FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS
                              1MAGE SOFTWARE, INC.
                                 BALANCE SHEETS

                                                                      Unaudited
                                                                       June 30,             December 31
                                                                         2003                  2002
                                                                    ------------------------------------
                             ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                         $    98,108            $   149,738
   Trade receivables (less allowance: 2003, $22,000; 2002, $10,000)      517,085                549,455
   Inventory                                                              14,755                 16,500
   Prepaid expenses and other current assets                              23,654                 16,374
   Employee advances                                                       3,468                  7,029
                                                                    -------------          -------------
       Total current assets                                              657,070                739,096

PROPERTY AND EQUIPMENT, at cost, net                                      41,690                 48,577

OTHER ASSETS:
   Software development costs, net                                       701,179                720,916
   Deferred tax asset                                                     50,000                 50,000
   Loan costs, net                                                        34,569                     --
   Inventory:  long-term                                                   2,958                  2,958
   Rent/Security deposits                                                  7,841                    100
                                                                    -------------          -------------
TOTAL ASSETS                                                         $ 1,495,307            $ 1,561,647
                                                                    =============          =============
            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit - bank                                             $   190,000            $        --
   Current portion of capital lease obligations                            3,663                  3,903
   Deferred revenue                                                      270,000                281,000
   Accounts payable                                                      166,973                278,174
   Accrued liabilities                                                   120,602                148,260
                                                                    -------------          -------------
       Total current liabilities                                         751,238                711,337
LONG-TERM OBLIGATIONS:
   Capital lease obligations                                               7,105                  7,325
   Line of credit - related party                                         40,000                200,000
                                                                    -------------          -------------
                                                                          47,105                207,325
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock,  $.004 par value - 10,000,000 shares authorized;
shares outstanding: 2003: 3,274,597; 2002: 3,146,554                      13,098                 12,586
   Additional paid-in capital                                          7,284,035              7,238,658
   Accumulated deficit                                                (6,600,169)            (6,608,259)
                                                                    -------------          -------------
      Total shareholders' equity                                         696,964                642,985
                                                                    -------------          -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 1,495,307            $ 1,561,647
                                                                    =============          =============

See Notes to Condensed Financial Statements

                              1MAGE SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended June 30,
                                                        2003             2002
                                                    ------------     ------------
REVENUE
   System sales and software licenses                $  246,294       $  253,702
   Services and annual fees                             261,066          356,263
                                                    ------------     ------------
      Total revenue                                     507,360          609,965
                                                    ------------     ------------

COST OF REVENUE:
  System sales and software licenses                    133,819          166,319
  Services and annual fees                               93,494          133,156
                                                    ------------     ------------
      Total cost of revenue                             227,313          299,475
                                                    ------------     ------------

GROSS PROFIT                                            280,047          310,490
   % Of Revenue                                             55%              51%

OPERATING EXPENSES:
   Selling, general & administrative                    313,195          392,886
                                                    ------------     ------------

INCOME/(LOSS) FROM OPERATIONS                           (33,148)         (82,396)
                                                    ------------     ------------

OTHER INCOME/(EXPENSE):
   Interest income                                        1,143            1,052
   Interest expense                                      (4,041)          (2,352)
                                                    ------------     ------------
      Total other income (expense)                       (2,898)          (1,300)
                                                    ------------     ------------

INCOME/(LOSS) BEFORE INCOME TAXES                       (36,046)         (83,696)

PROVISION FOR INCOME TAXES                                   --               --
                                                    ------------     ------------

NET INCOME/(LOSS)                                    $  (36,046)      $  (83,696)
                                                    ============     ============

BASIC AND DILUTED INCOME/(LOSS) PER COMMON SHARE:    $     (.01)      $     (.03)
                                                    ============     ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
   Basic                                              3,244,927        3,146,554
                                                    ============     ============
   Diluted                                            3,244,927        3,146,554
                                                    ============     ============

See Notes to Condensed Financial Statements

                              1MAGE SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Six Months Ended June 30,
                                                        2003            2002
                                                    ------------     ------------
REVENUE
   System sales and software licenses                $  398,284       $  465,778
   Services and annual fees                             537,744          661,451
                                                    ------------     ------------
      Total revenue                                     936,028        1,127,229
                                                    ------------     ------------

COST OF REVENUE:
  System sales and software licenses                    251,636          379,157
  Services and annual fees                              185,705          254,854
                                                    ------------     ------------
      Total cost of revenue                             437,341          634,011
                                                    ------------     ------------

GROSS PROFIT                                            498,687          493,218
   % Of Revenue                                           53%              44%

OPERATING EXPENSES:
   Selling, general & administrative                    622,617          720,183
                                                    ------------     ------------

INCOME/(LOSS) FROM OPERATIONS                          (123,930)        (226,965)
                                                    ------------     ------------

OTHER INCOME/(EXPENSE):
   Interest income                                        1,593            1,855
   Interest expense                                      (8,092)          (2,900)
   Other income                                         138,519             --
                                                    ------------     ------------
      Total other income (expense)                      132,020           (1,045)
                                                    ------------     ------------

INCOME/(LOSS) BEFORE INCOME TAXES                         8,090         (228,010)

PROVISION FOR INCOME TAXES                                 --               --
                                                    ------------     ------------
NET INCOME/(LOSS)                                    $    8,090       $ (228,010)
                                                    ============     ============

BASIC AND DILUTED INCOME/(LOSS) PER COMMON SHARE:    $     0.00       $     (.07)
                                                    ============     ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
    Basic                                             3,197,062        3,146,554
                                                    ============     ============
    Diluted                                           3,203,950        3,146,554
                                                    ============     ============

                   See Notes to Condensed Financial Statements

                              1MAGE SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Six Months Ended June 30,
                                                         2003            2002
                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings/(Loss)                                  $    8,090       $ (228,010)
Adjustments to reconcile earnings to net cash
provided by operating activities:
  Depreciation and amortization                         164,052          162,305
  Settlement of payable                                (138,375)           --
  Deferred revenue                                      (11,000)          31,000
  Issuance of stock for services or fees                  7,000            --
  Changes in assets and liabilities:
    Trade receivables                                    32,370            1,779
    Inventory                                             1,745            1,018
    Prepaid expenses and other assets                   (11,460)          (3,817)
    Accounts payable                                     27,174           82,671
    Accrued expenses                                    (27,658)         (29,598)
                                                    ------------     ------------
      Net cash provided by operating activities          51,938           17,348

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                       (2,245)         (12,594)
Additions to capitalized software                      (130,863)        (157,719)
                                                    ------------     ------------
      Net cash used in investing activities            (133,108)        (170,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to line of credit                              40,000          175,000
Repayment of line of credit                             (10,000)              --
Repayment of long-term obligations                         (460)          (1,248)
                                                    ------------     ------------
      Net cash provided by financing activities          29,540          173,752

DECREASE IN CASH AND CASH EQUIVALENTS                   (51,630)          20,787
CASH AND CASH EQUIVALENTS, beginning of period          149,738          212,421
                                                    ------------     ------------
CASH AND CASH EQUIVALENTS, end of period             $   98,108       $  233,208
                                                    ============     ============

SUPPLEMENTAL CASH FLOWS INFORMATION
  Issuance of stock and stock purchase warrants
    for deferred loan origination fees related to
    the DEMALE, LLC line of credit                   $   38,889       $     --


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


EARNINGS (LOSS) PER SHARE - Earnings/ (Loss) per share is computed by dividing net income (loss) by the weighted average number of common and equivalent shares outstanding during the period. Outstanding stock options and stock purchase warrants are treated as common stock equivalents for purposes of computing diluted earnings per share. As the Company incurred net losses for the three months ended June 30, 2003 and for the three and six months ended June 30, 2003, the outstanding stock options are antidilutive and have been excluded from the computation of diluted earnings per share. For the six months ended June 30, 2003, approximately 7,000 outstanding stock options are considered dilutive and are included in the denominator for the computation of diluted earnings per share. As the exercise price for the stock purchase warrants issued on April 1, 2003 is less than the average market price for the three and six months ended June 30, 2003, the stock purchase warrants are considered antidilutive and have been excluded from the computation of diluted earnings per share.

                                   For the Six Months Ended   For the Three Months Ended
                                           June 30,                   June 30,
----------------------------------------------------------------------------------------
                                      2003         2002          2003          2002
                                      ----         ----          ----          ----
----------------------------------------------------------------------------------------
Net income (loss), as reported     $ (36,046)  $ (83,696)     $  8,090   $ (228,010)
----------------------------------------------------------------------------------------
Less:  Total stock-based employee
compensation cost determined under
the fair value based method, net
of income taxes                      (28,281)    (22,953)      (43,354)     (45,905)
----------------------------------------------------------------------------------------
Pro forma net income (loss)        $ (64,327)  $(106,649)     $(35,264)  $ (273,915)
----------------------------------------------------------------------------------------

Earnings per share:
----------------------------------------------------------------------------------------
Basic and Diluted - as reported    $  (.01)    $  (.03)       $  .00     $  (.07)
----------------------------------------------------------------------------------------
Basic and Diluted - pro forma      $  (.02)    $  (.03)       $ (.01)    $  (.09)
----------------------------------------------------------------------------------------


LINE OF CREDIT - RELATED PARTY - On April 1, 2003, the Company entered into a $300,000 revolving line-of-credit agreement (the Agreement) with DEMALE, LLC, an entity owned by certain stockholders of the Company. In connection with the Agreement, the Company issued 90,000 shares of restricted common stock and stock purchase warrants to purchase an additional 90,000 shares of restricted common stock as payment for loan origination costs. The line expires on June 30, 2005 and requires the Company, among other things, to maintain certain financial conditions. At June 30, 2003, there was $40,000 borrowed against this line. The line is secured by substantially all of the Company's assets and is subordinate to the bank line of credit. Interest is accrued at prime plus 1 1/2% (6.75% at June 30, 2003) but may not be less than 7%; therefore, at June 30, 2003, interest was being accrued at 7%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2003 VERSUS JUNE 30, 2002 The Company's revenue for second quarter 2003 was $507,000 compared to $610,000 for the second quarter 2002, representing a decrease of $103,000 (17%). The Company's revenue decreased $101,000 for the second quarter as a result of the loss of the Company's largest customer, Reynolds and Reynolds ("Reynolds"). The Company does not anticipate any significant revenue from Reynolds in 2003. Revenue from new business for the second quarter of 2003 was $273,000, an increase of $113,000 (71%), as compared to new business revenue of $160,000 for the second quarter of 2002. Revenue from sales of software licenses was $205,000 in 2003, a 14% increase over $180,000 in 2002. This increase was offset by a $33,000 decrease in low-margin hardware sales. Consulting services of $38,000 were significantly lower than $90,000 reported for second quarter 2002 due to fluctuations in customers requiring these services, which may vary from quarter to quarter. Recurring license fees decreased 16% or $43,000, of which a decrease of $101,000 was attributable to the loss of Reynolds; however, without the loss of this customer, annual license fees would have increased 35% or $58,000. SG&A expenses of $313,000 for the second quarter were $80,000 (20%) lower than the $393,000 reported for the second quarter of 2002, primarily due to decreased expenses across the board. The Company reported a second quarter 2003 net loss of $(36,000), or $(.01) per share, as compared to a net loss of $(84,000), or $(.03) per share, for the same quarter last year.

--------------------------------------------------------------------------------
                                 Three       Three      Increase/   Increase/
                                 Months      Months     Decrease)  (Decrease)
                                 Ended       Ended          $           %
                                6/30/03     6/30/02
--------------------------------------------------------------------------------
Revenue (as reported)         $ 507,360   $ 609,965    $(102,605)     (17%)
--------------------------------------------------------------------------------
Less:  Reynolds revenue               0     101,222     (101,222)    (100%)
--------------------------------------------------------------------------------
Revenue excluding Reynolds    $ 507,360   $ 508,743    $  (1,383)       0%
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2003 VERSUS JUNE 30, 2002 The Company reported revenue of $936,000 for the six months ended June 30, 2003, a decrease of $191,000, or 17%, from the $1.1 million reported for the first six months in 2002. The year to date revenue decreased $326,000 in 2003 as the result of the loss of Reynolds as a customer. Without the loss of Reynolds, revenue would have increased $121,000, or 15%. The combination of revenue and cost of revenue components, however, caused the gross profit to decrease only $5,500 for the comparable year to date periods. Software sales decreased $46,000, or 13%, of which $121,000 is attributable to Reynolds. Hardware sales decreased $21,000, or 20% as a result of customers' varying needs for equipment. Annual license fees decreased $104,000, or 20%, of which $192,000 was attributable to Reynolds. Without the loss of this customer, annual license fees would have increased $88,000, or 27%. For the six months ended June 30, 2003, gross profit as a percent of revenue was 53%, as compared to 44% for the year earlier period. SG&A expenses of $623,000 for the second quarter 2003 were $97,000 or 13% lower than $720,000 for the six months ended June 30, 2003, primarily due to decreased salaries, marketing costs and travel expenses. The Company reported net income of $8,000, or $.00 per share, for the six months ended June 30, 2003, as compared to a net loss of $(228,000), or $(.07) per share, for the same period one year ago.

In first quarter 2003, the Company settled a liability of $139,000, which is included in other income, that related to a volume sale from a prior year that was tied to the purchase of future software licenses.

--------------------------------------------------------------------------------
                               Six Months   Six Months    Increase/   Increase/
                                 Ended        Ended      (Decrease)  (Decrease)
                                6/30/03      6/30/02          $           %

--------------------------------------------------------------------------------
Revenue (as reported)         $ 936,028    $ 1,127,229  $ (191,201)    (17%)
--------------------------------------------------------------------------------
Less:  Reynolds revenue          13,318        325,896    (312,578)    (96%)
--------------------------------------------------------------------------------
Revenue excluding Reynolds    $ 922,710    $   801,333  $  121,377      15%
--------------------------------------------------------------------------------


See the discussion of the effect of the loss of Reynolds in "Liquidity and Capital Resources" below.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents of $98,000 at June 30, 2003 represented a decrease of approximately $52,000, as compared to December 31, 2002. During 2003, the Company used cash of $131,000 for deferred development expenses. The Company had a working capital deficit of $94,000 as of June 30, 2003. The Company believes there is sufficient working capital to operate the business because the "Deferred Revenue" liability consists of $270,000 that is not immediately due and payable; rather it represents payments on annual maintenance contracts that will be earned over the next twelve months. As the ongoing litigation between the Company and Reynolds is being handled by legal counsel on a contingency basis plus direct expenses, legal fees incurred by the Company related to the Reynolds litigation are not due or payable until the litigation has been settled, at which time the fees will be deducted from the proceeds, if any. Management believes that the Company has the liquidity to fund the direct expenses related to the litigation.

The Company's bank line of credit was $190,000 at June 30, 2002, compared to $200,000 at December 31, 2002. The line matures in February 2004 and is collateralized by all accounts receivable and general intangibles of the Company.

In addition, the Company has a line of credit of up to $300,000 with DEMALE, LLC. As of June 30, 2003, there were borrowings of $40,000 against this line. The loan is secured by a junior interest in the collateral backing the bank line of credit.

As noted above in "Results of Operations", the termination by Reynolds of its 1996 Subscription and Maintenance Agreement and the resulting loss of Reynolds as a customer has already had a significantly adverse impact on the Company's revenue. There has been a corresponding adverse impact on cash flow and liquidity. The Company has not yet replaced all of the revenue lost as a result of the termination of the 1996 contract and by Reynolds' subsequent actions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK -
        INAPPLICABLE

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

                             PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In the pending civil action brought by the Company in federal district court in Colorado against the Reynolds & Reynolds Company ("Reynolds") and certain automobile dealer-customers of Reynolds for infringing use of the Company's software, Reynolds filed a motion to compel arbitration of the Company's claims against Reynolds on the grounds that it was required by the 1994 Software Licensing Agreement between the parties. 1MAGE SOFTWARE, INC.
V. THE REYNOLDS AND REYNOLDS COMPANY, ET AL., U.S.D.C., D.Colo., Civ. No. 02-K-1688. On July 13, 2003, Judge John L. Kane granted Reynolds' motion and the automobile dealer defendants' related motion to stay the civil action against them pending the results of mediation or arbitration between the Company and Reynolds. While the court retained jurisdiction over the case and is requiring quarterly status reports, Judge Kane's ruling means that the Company will at least initially be pursuing its claims against Reynolds in arbitration. Further judicial proceedings against the automobile dealers and Reynolds remain a possibility, however, depending on the outcome of the arbitration.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS              INAPPLICABLE
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                        INAPPLICABLE
ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    INAPPLICABLE
ITEM 5.    OTHER INFORMATION                                      INAPPLICABLE
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBIT TABLE
     31.1 CERTIFICATE OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
     31.2 CERTIFICATE OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
     32 CERTIFICATE OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(B) REPORTS ON FORM 8-K

           A Form 8-K dated April 30, 2003 under Item 5 was filed May 2, 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              1MAGE SOFTWARE, INC.
                                  (Registrant)

Date:  8/14/2003    /S/ DAVID R. DEYOUNG
                    --------------------

                    David R. DeYoung
                    President, Principal and Chief Executive Officer

Date: 8/14/2003     /S/ MARY ANNE DEYOUNG
                    ---------------------

                    Mary Anne DeYoung
                    Vice President, Finance and Principal Financial Officer