Form 10-Q
period 2003-09-30
IMAGE SOFTWARE INC
filed 2003-11-14
CIK 723574

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Quarterly Period Ended 9/30/2003
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _____ to
      _____.


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

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes        No X
                                                  ----      ----

As of November 7, 2003, there were 3,274,597 shares of the Registrant's common stock outstanding.

                                           TABLE OF CONTENTS
                                           -----------------


PART I.     FINANCIAL INFORMATION
Item 1   Financial Statements
   Balance Sheets-September 30, 2003 and December 31, 2002........................................3

   Statements of Income (loss)-for three months ended September 30, 2003 and
   September 30, 2002.............................................................................4

   Statements of Income (loss)-for nine months ended September 30, 2003 and
   September 30, 2002.............................................................................5

   Statements of Cash Flows-for nine months ended September 30, 2003 and
   September 30, 2002.............................................................................6


   Item 2   Management's Discussion and Analysis of Financial Condition and
   Results of Operations..........................................................................9

   Item 3   Quantitative and Qualitative Disclosures About Market Risk...........................11

   Item 4   Controls and Procedures..............................................................11

PART II.  OTHER INFORMATION

   Items 1-5.....................................................................................12

   Item 6   Exhibits and Reports on Form 8-K.....................................................12

PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                              1mage Software, Inc.
                                 BALANCE SHEETS

                                                                  September 30,
ASSETS                                                                2003         December 31,
                                                                   (Unaudited)         2002
CURRENT ASSETS
   Cash and cash equivalents                                      $    72,690      $   149,738
   Receivables:
       Trade (less allowance: 2003, $33,000; 2002, $10,000)           479,129          549,455
   Inventory                                                            9,660           16,500
   Prepaid expenses and other current assets                           17,658           16,374
   Employee advances                                                   10,176            7,029
                                                                  -----------      -----------
       Total current assets                                           589,313          739,096

PROPERTY AND EQUIPMENT, at cost, net                                   40,787           48,577

OTHER ASSETS
   Software development costs, net                                    691,908          720,916
   Deferred tax asset                                                  50,000           50,000
   Loan costs, net                                                     30,249             --
   Inventory:  long-term                                                2,958            2,958
   Rent deposits                                                        7,841              100
                                                                  -----------      -----------
TOTAL ASSETS                                                      $ 1,413,056      $ 1,561,647
                                                                  ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Line of credit - bank                                          $   169,018      $      --
   Current portion of capital lease obligations                         3,663            3,903
   Accounts payable                                                   146,074          278,174
   Deferred revenue                                                   260,000          281,000
   Accrued liabilities                                                145,715          148,260
                                                                  -----------      -----------
       Total current liabilities                                      724,470          711,337

LONG-TERM OBLIGATIONS
   Line of credit-bank                                                   --            200,000
   Line of credit-related party                                        79,600             --
   Capital lease obligations                                            7,105            7,325
                                                                  -----------      -----------
                                                                       86,705          207,325
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Common stock, $.004 par value - 10,000,000 shares                   13,098           12,586
   authorized; shares outstanding:
   2003-3,274,597; 2002-3,146,554
   Additional paid-in capital                                       7,284,035        7,238,658
   Accumulated deficit                                             (6,695,252)      (6,608,259)
                                                                  -----------      -----------
      Total shareholders' equity                                      601,881          642,985
                                                                  -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 1,413,056      $ 1,561,647
                                                                  ===========      ===========

See Notes to Condensed Financial Statements.

                              1mage Software, Inc.
                           STATEMENTS OF INCOME/(LOSS)
                                   (Unaudited)
                                            Three Months Ended September 30,
                                                2003               2002
                                            -----------       --------------
REVENUE
   System sales and software licenses       $   197,940       $   288,711
   Services and annual fees                     214,422           366,084
                                            -----------       -----------
      Total revenue                             412,362           654,795
                                            -----------       -----------

COST OF REVENUE
   Software licenses                            111,589           130,767
   Services and annual fees                      71,389           142,225
                                            -----------       -----------
      Total cost of revenue                     182,978           272,992
                                            -----------       -----------

GROSS PROFIT                                    229,384           381,803
   % Of Revenue                                      56%               58%

OPERATING EXPENSES
   Selling, general & administrative            320,782           336,352
                                            -----------       -----------

INCOME/(LOSS) FROM OPERATIONS
                                                (91,398)           45,451
                                            -----------       -----------

OTHER INCOME/(EXPENSE)
   Interest income                                   45             1,026
   Interest expense                              (3,730)           (3,220)
                                            -----------       -----------
      Total other income (expense)               (3,685)           (2,194)
                                            -----------       -----------
INCOME/(LOSS) BEFORE INCOME TAXES               (95,083)           43,257

PROVISION FOR INCOME TAXES                         --                --
                                            -----------       -----------

NET INCOME/(LOSS)                           $   (95,083)      $    43,257
                                            ===========       ===========

INCOME PER COMMON SHARE:
     BASIC                                  $      (.03)      $       .01
                                            ===========       ===========
     DILUTED                                $      (.03)      $       .01
                                            ===========       ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:
     BASIC                                    3,274,597         3,146,554
                                            ===========       ===========
     DILUTED                                  3,274,597         3,163,833
                                            ===========       ===========

See Notes to Condensed Financial Statements.

                              1mage Software, Inc.
                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)
                                          Nine Months Ended September 30,
                                              2003              2002
                                          -----------       -----------
REVENUE
   System sales and software licenses     $   596,224       $   754,489
   Services and annual fees                   752,166         1,027,535
                                          -----------       -----------
      Total revenue                         1,348,390         1,782,024
                                          -----------       -----------

COST OF REVENUE:
   Software licenses                          363,225           509,924
   Services and annual fees                   257,094           397,079
                                          -----------       -----------
      Total cost of revenue                   620,319           907,003
                                          -----------       -----------

GROSS PROFIT                                  728,071           875,021
   % Of Revenue                                    54%               49%
OPERATING EXPENSES
   Selling, general & administrative          943,399         1,056,536
                                          -----------       -----------
INCOME/(LOSS) FROM OPERATIONS                (215,328)         (181,515)
                                          -----------       -----------

OTHER INCOME/(EXPENSE):
   Interest income                              1,638             2,881
   Interest expense                           (11,822)           (6,120)
   Other income                               138,519              --
                                          -----------       -----------
      Total other income (expense)            128,335            (3,239)
                                          -----------       -----------

INCOME/(LOSS) BEFORE INCOME TAXES             (86,993)         (184,754)

PROVISION FOR INCOME TAXES                       --                --
                                          -----------       -----------

NET INCOME/(LOSS)                         $   (86,993)      $  (184,754)
                                          ===========       ===========


INCOME/(LOSS) PER COMMON SHARE:
     BASIC                                $      (.03)      $      (.06)
                                          ===========       ===========
     DILUTED                              $      (.03)      $      (.06)
                                          ===========       ===========
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING:
     BASIC                                  3,223,192         3,146,554
                                          ===========       ===========
     DILUTED                                3,223,192         3,146,554
                                          ===========       ===========

See Notes to Condensed Financial Statements.

                              1mage Software, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                         Nine Months Ended September 30,
                                                            2003              2002
                                                         ---------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings/(Loss)                                      $ (86,993)        $(184,754)
Adjustments to reconcile earnings to net cash
   provided by operating activities:
   Depreciation and amortization                           248,139           243,055
   Settlement of payable                                  (138,375)             --
   Deferred revenue                                        (21,000)            8,000
   Issuance of stock for services or fees                    7,000              --
   Changes in assets and liabilities:
     Trade receivables                                      70,326           (70,274)
     Inventory                                               6,840             3,317
     Prepaid expenses and other assets                     (12,172)           (6,002)
     Accounts payable                                        6,275            83,307
     Accrued expenses                                       (2,545)            8,312
                                                         ---------         ---------
        Net cash provided by operating activities           77,495            84,961
                                                         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                          (5,809)          (12,595)
Additions to capitalized software                         (196,892)         (230,933)
                                                         ---------         ---------
        Net cash used for investing activities            (202,701)         (243,528)
                                                         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on line of credit-related party              79,600              --
Net borrowings (payments) on line of credit-bank           (30,982)          175,000
Repayment of long-term obligations                            (460)           (1,923)
                                                         ---------         ---------
        Net cash provided by financing activities           48,158           173,077
                                                         ---------         ---------

INCREASE/(DECREASE) IN CASH AND CASH                       (77,048)           14,510
   EQUIVALENTS
CASH AND CASH EQUIVALENTS, beginning of period             149,738           212,421
                                                         ---------         ---------
CASH AND CASH EQUIVALENTS, end of period                 $  72,690         $ 226,931
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

EARNINGS (LOSS) PER SHARE - Earnings/ (Loss) per share is computed by dividing net income by the weighted average number of common and equivalent shares outstanding during the period. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share. As the Company incurred net losses for the three and nine months ended September 30, 2003 and for the nine months ended September 30, 2002, the outstanding stock options are considered antidilutive and have been excluded from the computation of diluted earnings per share. For the three months ended September 30, 2002 approximately 17,000 outstanding stock options are considered dilutive and are included in the denominator for the computation of diluted earnings per share. As the Company incurred net losses for the three and nine months ended
September 30, 2003, the outstanding stock purchase warrants are considered antidilutive and have been excluded from the computation of diluted earnings per share.

-------------------------------------------------------------------------------------------------------
                                            For the Three Months Ended      For the Nine Months Ended
                                                  September 30,                     September 30,
-------------------------------------------------------------------------------------------------------
                                                2003         2002             2003         2002
                                                ----         ----             ----         ----
-------------------------------------------------------------------------------------------------------
Net income (loss), as reported              $ (95,083)     $ 43,257        $ (86,993)    $(184,754)
-------------------------------------------------------------------------------------------------------
Less: Total stock-based employee
compensation cost determined under
the fair value based method, net
of income taxes                               (23,032)      (25,630)         (66,386)      (71,535)
-------------------------------------------------------------------------------------------------------
Pro forma net income (loss)                 $(118,115)     $ 17,627        $(153,379)    $(256,289)
-------------------------------------------------------------------------------------------------------

Earnings per share:
-------------------------------------------------------------------------------------------------------
Basic and Diluted - as reported             $    (.03)     $    .01        $    (.03)    $    (.06)
-------------------------------------------------------------------------------------------------------
Basic and Diluted - pro forma               $    (.04)     $    .01        $    (.05)    $    (.08)

-------------------------------------------------------------------------------------------------------


LINE OF CREDIT - RELATED PARTY - On April 1, 2003, the Company entered into a $300,000 revolving line-of-credit agreement (the "Agreement") with DEMALE, LLC, an entity owned by certain stockholders of the Company. In connection with the Agreement, the Company issued 90,000 shares of restricted common stock and stock purchase warrants to purchase an additional 90,000 shares of restricted common stock as payment for loan origination costs. The line expires on June 30, 2005 and requires the Company, among other things, to maintain certain financial conditions. At September 30, 2003, there was $79,600 borrowed against this line. The line is secured by substantially all of the Company's assets but is subordinated to the bank line of credit, which holds a prior lien on the same assets. Interest is accrued and payable quarterly at prime plus 1 1/2% (6.5% at September 30, 2003) but may not be less than 7%; therefore, at September 30, 2003, interest was being accrued at 7%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2002
1mage Software, Inc. (the "Company") reported revenue of $412,000 for the third quarter of 2003. This represented a $243,000 decrease, or 37%, from the $655,000 in revenue posted for the third quarter a year ago. Revenue was down in every category, primarily due to the general economic slowdown. Revenue generated from new customers for third quarter 2003 was $172,000, or 41% less than $291,000 reported for the third quarter of 2002. In addition, revenue from consulting services was $53,000, a 58% decrease from the third quarter last year. Recurring license fees decreased $80,000 or 33%, of which a decrease of $75,000 was attributable to the loss of the Company's largest customer, Reynolds & Reynolds ("Reynolds").

The Company's quarterly revenue of $412,000 does not reflect $139,000 in contracts which were received at the end of the quarter but could not be fulfilled until after the quarter ended. A delay between the receipt of a significant amount of customer orders and fulfillment of those orders by the Company which bridges the end of a quarter is somewhat unusual because of the short time needed to fill orders. The $139,000 in revenue will be recognized in the fourth quarter.

SG&A expenses of $321,000 for the third quarter of 2003 were 4% lower, or $15,000, than $336,000 reported for the third quarter of 2002, due to reduced expenses in nearly every category. The Company reported a net loss of $(95,000) for the third quarter 2003, or $(.03) per share, as compared to net income of $43,000, or $.01 per share, for the same quarter last year.

The total downturn of $(137,000) or $(.04) per share, can be attributed to the $243,000 decrease in revenues offset by reduced SG&A and other expenses.

---------------------------------------------------------------------------------------
                                   Three          Three
                                   Months         Months      Increase/     Increase/
                                   Ended          Ended       (Decrease)   (Decrease)
                                  9/30/03        9/30/02          $             %
---------------------------------------------------------------------------------------
Revenue (as reported)           $ 412,362      $ 654,795     $ (242,433)      (37%)
---------------------------------------------------------------------------------------
Less:  Reynolds revenue                 0        (74,755)       (74,755)     (100%)
---------------------------------------------------------------------------------------
Revenue excluding Reynolds      $ 412,362      $ 580,040     $ (167,678)      (29%)
---------------------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2002

The Company reported revenue of $1.3 million for the nine months ended
September 30, 2003, a decrease of $434,000, or 24%, over $1.8 million reported for the first nine months in 2002. A significant portion of this decrease can be attributed to the loss of the Company's largest customer, which accounted for $387,000 of the decrease. Without the loss of this customer, total revenue for 2003 would have decreased by only 3%. Revenue from consulting services was $163,000 or 36% lower than the $255,000 in consulting revenue reported for the nine months in 2002. Most of this decline resulted from the timing of the third quarter business, which may vary from quarter to quarter. While the software revenue was included in the quarter, significant consulting services could not be recognized until the service is performed. However, total revenue generated from new customers for the nine months ended September 30, 2003, was $550,000, a 5% increase compared to $523,000 in 2002. Gross profit on revenue for the first three quarters of 2003 is 54%, as compared to 49% for the same period last year.

SG&A expenses were $113,000 lower (or 11%) for the nine months ended
September 30, 2003, primarily due to across the board reductions. The Company reported a net loss of $(87,000), or $(.03) per share for the nine months ended September 30, 2003, as compared to a net loss of $(185,000), or $(.06) per share, for the same period in 2002.

The reduced loss for the first nine months of 2003, an improvement of $98,000, is attributable to SG&A expense reductions and other cost savings which more than offset the $(434,000) reduction in revenues for the period.

In first quarter 2003, the Company settled a liability of $139,000, which is included in other income, that related to a volume sale from a prior year that was tied to the purchase of future software licenses.

-------------------------------------------------------------------------------------------
                                  Nine Months     Nine Months      Increase/     Increase/
                                     Ended           Ended         (Decrease)   (Decrease)
                                    9/30/03         9/30/02            $            %
-------------------------------------------------------------------------------------------
  Revenue (as reported)          $ 1,348,390     $ 1,782,024      $ (433,634)      (24%)
-------------------------------------------------------------------------------------------
Less: Reynolds revenue                13,318         400,651        (387,333)      (97%)
-------------------------------------------------------------------------------------------
Revenue excluding Reynolds       $ 1,335,072     $ 1,381,373      $  (46,301)       (3%)
-------------------------------------------------------------------------------------------

See the discussion of the effect of the loss of Reynolds in "Liquidity and Capital Resources" below.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents of $73,000 at September 30, 2003 represented a decrease of approximately $77,000, as compared to December 31, 2002. During 2003, the Company used cash of $197,000 for deferred development expenses. The Company had a working capital deficit of $135,000 as of September 30, 2003. The Company believes there is sufficient working capital to operate the business because the "Deferred Revenue" liability consists of $260,000 that is not immediately due and payable; rather it represents payments on annual maintenance contracts that will be earned over the next twelve months. As the ongoing litigation between the Company and Reynolds is being handled by legal counsel on a contingency basis plus direct expenses, legal fees incurred by the Company related to the Reynolds litigation are not due or payable until the litigation has been settled, at which time the fees will be deducted from the proceeds, if any. Management believes that the Company has the liquidity to fund the direct expenses related to the litigation.

The Company's bank line of credit was $169,018 at September 30, 2003, compared to $200,000 at December 31, 2002. The line matures in February 2004 and is collateralized by all accounts receivable and general intangibles of the Company.

In addition, the Company has a line of credit of up to $300,000 with DEMALE, LLC. As of September 30, 2003, there were borrowings of $79,600 against this line. The loan is secured by a junior interest in the collateral backing the bank line of credit.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK.....................................................Inapplicable

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

                 31.2  Certificate of Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

                 32 Certificate of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


           (B) Reports on Form 8-K

     There were no reports filed on Form 8-K for the quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              1mage Software, Inc.
                                  (Registrant)

Date:  11/14/2003    /s/ DAVID R. DEYOUNG
                     --------------------
                    David R. DeYoung
                    President, Principal and Chief Executive Officer

Date: 11/14/2003     /s/ MARY ANNE DEYOUNG
                     ---------------------
                    Mary Anne DeYoung
                    Vice President, Finance and Principal Financial Officer