Form 10-K
period 2003-12-31
IMAGE SOFTWARE INC
filed 2004-03-30
CIK 723574

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended 12/31/2003
                                       OR
(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934. For the transition period from ________ to ________.

                              1MAGE SOFTWARE, INC.
                              --------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy statements or any amendment
of this Form10-K.   X
                   ---

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes   .  No
                                       ---     ---

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 15, 2004: $1,698,901.

As of March 15, 2004, there were 3,287,597 shares of the Registrant's Common Stock outstanding.

Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the Registrant's proxy statement relating to the Registrant's 2004 Annual Meeting of shareholders.

                         Exhibit Index begins on Page 40

                                TABLE OF CONTENTS


PART I

1.   Business.................................................................3

2.   Properties...............................................................9

3.   Legal Proceedings........................................................9

4.   Submission of Matters to a Vote of Security Holders ....................10


PART II

5.   Market for Registrant's Common Equity and Related
     Stockholders Matters....................................................11

6.   Selected Financial Data.................................................12

7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations.....................................13

8.   Financial Statements and Supplementary Data.............................16

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure  ...................................35

9A.  Controls and Procedures.................................................35


PART III

10.  Directors and Executive Officers of the Registrant......................36

11.  Executive Compensation..................................................36

12.  Security Ownership of Certain Beneficial Owners and Management..........36

13.  Certain Relationships and Related Transactions..........................36

14. Principal Accounting Fees and Services...................................36


PART IV

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........36

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

Today's workplace is dramatically changing with the advent of eBusiness, eCommerce, and affordable electronic document imaging. During 2003, the Company concentrated its efforts on selling document imaging software to its niche markets. This market includes users that prefer a choice of (1) operating platforms, such as RedHat Linux, Windows, and Unix, or (2) application software developers that wish to offer a document imaging solution as part of their portfolio. The Company also continued to make progress toward its goal of establishing a broad-based Value Added Reseller ("VAR") network for its imaging software. In addition to VARs, the Company seeks to partner with software developers, consultants, and other businesses, which provide software to their targeted vertical markets.

IMAGING SOFTWARE MARKET

      The Company markets its products through its direct sales force and its indirect channel partners. The Company targets VARs, systems integrators, developers, consultants, and other companies that market complementary software, services, or other products. 1MAGE software has an established presence in a multitude of industries, including retail, distribution, education, state and local government, healthcare, manufacturing, energy, automotive, public safety, transportation and utilities.

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

      1MAGE includes several distinguishing features: the ability to use many different types of workstations, the ability to quickly and easily integrate with the existing business application software using application programming interfaces ("APIs"), and the scalability to handle the needs of companies of all sizes economically. Through the use of the Linux, Unix, and Windows operating systems and open systems technology, the Company seeks to offer its customers an imaging solution at a reasonable cost. Because 1MAGE is a server-based product, the Linux operating system ("O/S") has become very popular with end users of the Company's software. In 2003, the majority of imaging systems sold through the direct sales force were installed on servers running the Linux O/S.

       During 2003, sales of 1MAGE software licenses (excluding annual license fees) accounted for $815,000 (39% of total revenue); in 2002, revenue from sales of software licenses accounted for $765,000 (34% of total revenue). 1MAGE utilizes the Linux, Unix, and Windows operating systems and IBM's U2 database software. The Company's open systems technology makes its software transportable to numerous hardware products from varying manufacturers. Because of the number of hardware manufacturers using the Linux, Unix, and Windows operating systems, the Company's software customers are rarely restricted in their choice of hardware manufacturers.

      The Company also recommends hardware and related products and sells specialized complex peripheral products, such as high-end scanners, at the customer's request. Computer hardware and peripheral products are purchased only upon request to fill specific customer orders, no inventory is maintained. Hardware is generally shipped directly from the manufacturer to the customer. In 2003, revenue from hardware sales accounted for $205,000 (10%) of the Company's total revenue, as compared to $181,000 (7%) for 2002.

SERVICES AND ANNUAL FEES

      The Company licenses its 1MAGE software to its customers and charges an annual license and maintenance fee, which must be paid to continue receiving support for the use of the software. During 2003 and 2002, annual license fees accounted for $786,000 (37%) and $978,000 (44%), respectively, of the Company's net sales. The Company believes recurring annual license fees from new and existing customers will contribute to the long-term stability of the Company. The Company also provides professional services to its customers. These services include preparation of image management plans ("IMP"), installation, training, image enabling existing software, and consulting services for customers. For the years ended December 31, 2003 and 2002, the revenues from these services accounted for $299,000 (14%), and $318,000 (14%), of the Company's net sales. The Company does not provide service for hardware; rather, service for computer hardware sold by the Company is provided directly by the manufacturer or the manufacturer's authorized dealer.

MARKETING AND DISTRIBUTION

      To date, the Company has signed VAR agreements for 1MAGE with resellers specializing in a variety of industries, including health care, construction, collection services, and distribution/manufacturing. In addition, the Company licenses its software and certain other products and services through agreements with an Application Service Provider (ASP) in the healthcare industry. The Company sells its software to independent software integrators (resellers), who in turn market products, including or featuring 1MAGE, to each of their individual markets. The Company's overall marketing objective is to support the current business partners and to continue to enroll new software integrators and consultants in the program. The Company provides training aids, an Internet demonstration site, user instruction manuals and other documentation, and a newsletter to keep its resellers, as well as prospective resellers and customers, informed of new product applications and developments.

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

      During the years 2003 and 2002, the Company generated .1% and 20%, respectively, of its revenue from one customer, Reynolds & Reynolds ("Reynolds"). Reynolds is a Fortune 500 company headquartered in Dayton, Ohio. In May 1994, the Company signed a software license agreement with Reynolds for the exclusive right to sublicense certain modules of 1MAGE (without payment of further license fees to the Company) to businesses primarily engaged in retail sales of new or used automobiles, trucks, or tractors. In 1996, the Company signed a subscription and maintenance agreement with Reynolds. Under that agreement, fees are to be paid to the Company for certain products, including but not limited to the Company's desktop client software.

      On January 18, 2002, Reynolds notified the Company of its intent to terminate the 1996 subscription and maintenance agreement effective April 22, 2002. Reynolds had installed the 1MAGE document management software in approximately 1,000 of its customer sites in the United States and Canada. As a result of various disputes arising out of the termination of the 1996 agreement, including Reynolds' decision to continue sublicensing the Company's software notwithstanding such termination, the Company and Reynolds are currently involved in litigation. (See "Legal Proceedings".) While it is conceivable that the Company could enter into new agreements with Reynolds to govern future-licensing arrangements, as of the date hereof, no such new agreement is planned or likely. The loss of Reynolds as a customer has already had a significantly adverse impact on the Company. (See "Management's Discussion and Analysis of Results of Operations and Financial Condition".) While the Company has now nearly replaced the bulk of the revenue lost as a result of the wrongful termination of the 1996 contract by Reynolds and Reynolds' subsequent actions the Company's opportunity for growth has been severely damaged. It is possible that some portion of the revenue lost by the Company will be awarded to the Company in the ongoing litigation between the Company and Reynolds. Naturally, the Company cannot predict the outcome of that litigation nor can there be any assurance that the Company will ever obtain a meaningful recovery from Reynolds.

SOURCES OF SUPPLY

      The Company has an OEM Software Agreement with IBM Corp. to sublicense their UniVerse and UniData database programs. The agreement authorizes the Company to include certain IBM database programs as part of their imaging solution. This agreement currently runs until September 28, 2004 and it may be renewed for additional one (1) year terms. The Company has designed its product such that, through the use of its Application Program Interfaces ("API"s), third party software can be easily integrated into the core products with minimal difficulty and effort.

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

      It has been the Company's expectation that its recent focus on offering its proprietary imaging software to a broader range of customers, through its reseller network and its direct sales force, would lessen the historical quarterly fluctuations in the Company's operating results. Unfortunately, larger events, such as Reynolds's termination of the 1996 contract and subsequent actions, as well as the downturn in the national economy, especially in the technology sector, have continued to cause significant variations in those results. In addition, large volume sales or groups of sales of 1MAGE licenses may cause significant variances in quarterly results that may be difficult to predict.

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

BACKLOG

      As a practical matter, the Company's business has evolved to the point where the Company has minimal backlog at any given point in time. With respect to software license sales, because there is no significant time delay between receipt of an order and delivery of the software, electronically or otherwise, there is effectively no backlog. For hardware, because of direct delivery of the hardware by the manufacturer, hardware sales have such short lead times that unfilled firm orders seldom, if ever, build up to significant levels.

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

LIMITED MARKETS

      The Company's reseller program targets complementary markets and allows the Company to draw from a variety of industries with respect to its imaging software products. As noted above, the Company's strategy has been to expand the domestic and international markets for its imaging software by engaging resellers for various industries and markets.

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

PRODUCT DEVELOPMENT

      The software and services market in which we compete is characterized by
(1) rapid technological change, (2) frequent introduction of new products and enhancements, and (3) changing customer needs. Our future success depends on our ability to support existing products and develop new products. The Company capitalizes software development costs once technological feasibility is established. During 2003, the Company developed a new release of 1MAGE(C) which employs new technologies, including Application Service Provider (ASP) requirements and two JAVA systems (i.e. 1APPROVE and 1ACCESS) which will operate on most platforms. In addition, improvements were made to the hardware/software compatibility offerings available for Linux users. During 2003 and 2002, the Company spent $261,000 and $297,000, respectively, for computer software development.

EMPLOYEES

      As of February 28, 2004, the Company employed twenty-one persons, twenty of whom serve on a full-time basis and one on a part-time basis.
Responsibilities are divided as follows: eight persons in sales and marketing, ten in technical support and programming functions, and three in administrative positions.

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

ITEM 2.   PROPERTIES

      The Company's executive offices consist of approximately 5,464 square feet at Plaza Quebec, 6025 South Quebec Street, Suite 300, Englewood, Colorado, 80111 and are occupied pursuant to a lease agreement between the Company and Trammel Crow, Inc. with monthly rental payments of $5,226, initially, and scaling to $7,741 by the end of the lease term. The term of the lease commenced May 1, 2003 and will terminate on August 31, 2008. The landlord is responsible for property taxes, utilities, janitorial services, repairs, and maintenance. The Company believes that its facilities and equipment are in good condition and are satisfactory for their present uses.

ITEM 3.   LEGAL PROCEEDINGS

      On June 21, 2002, the Company filed a civil action seeking monies owed by The Reynolds and Reynolds Company under its 1996 subscription and maintenance agreement with the Company in the District Court for the City and County of Denver, Colorado, 1MAGE SOFTWARE, INC. V. THE REYNOLDS AND REYNOLDS CO. Case
No.: 02-CV-4701 ("the "Collection Action"). In its complaint in the Collection Action, the Company demands immediate payment of $193,611 currently due under that contract plus interest and costs. Reynolds deposited the $193,611 with the court clerk, pending order of the court as to its disposition and has filed an answer denying liability. The Company filed a Motion for Summary Judgment to which Reynolds has responded, denying liability and stating that in all events, the amount due is $166,741. The Court then referred the matter to arbitration which is pending (see below).

      A lawsuit was filed by the Company in the United States District Court for the District of Colorado, 1MAGE SOFTWARE, INC. V. THE REYNOLDS AND REYNOLDS CO., ET AL., No. 02-K-1688 (OES), (the "Infringement Action"), in which 1mage is seeking damages for copyright infringement resulting from continuing use of 1mage software without any license or authority by Reynolds and Reynolds and approximately 1,000 automobile dealers throughout the United States. The Infringement Action has now been referred to arbitration, along with the Collection Action, which arbitration is pending. In the arbitration, Reynolds has asserted a counterclaim for $580,000, alleging that 1mage, without justification or privilege, advised customers and/or prospects of Reynolds that Reynolds no longer had a license to distribute 1mage software. 1mage does contend that Reynolds has no such rights but denies it improperly informed Reynolds' dealers. To 1mage's knowledge, no dealer has terminated its relationship with Reynolds because of the licensing dispute.

      The arbitration is scheduled for hearing commencing on May 24, 2004 for one week in Cleveland, Ohio, at which time a determination whether Reynolds has any perpetual license will be made. In the event it is found that Reynolds has no license, 1mage seeks to recover as damages all profits earned by Reynolds and Reynolds as a result of infringing use of its software, as provided by the Copyright Infringement Act of 1976, which profits are believed to be substantial. In any event, 1mage will seek an award for amounts now due under the 1996 agreement, as described above. The damages hearing is scheduled to commence October 11, 2004.

      The Company cannot predict the results of any litigation or arbitration with Reynolds but the burden imposed by these legal proceedings, including the direct and indirect costs and the diversion of the Company's other limited resources, may continue to have an adverse effect on the Company's results of operations. This burden may prove to be material to the Company's financial condition or results of operation in future reporting periods. It is also possible, however, that the litigation could result in a substantial judgment in favor of the Company, or a significant settlement, which could positively affect the Company's financial condition. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations".)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the Company's calendar year ended December 31, 2003.

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

            2003
         -------------------------------------------
                            High            Low
         -------------------------------------------
         First Quarter   $     0.51      $     0.23
         -------------------------------------------
         Second Quarter        0.56            0.21
         -------------------------------------------
         Third Quarter         0.40            0.21
         -------------------------------------------
         Fourth Quarter        0.55            0.25
         -------------------------------------------

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

      On February 27, 2004, the closing bid price per share for the Common Stock was $.85 as reported on OTCBB. On that same date, there were approximately 985 holders of record of the Common Stock.

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

ISSUER REPURCHASES OF REGISTERED EQUITY SECURITIES

      There were no shares repurchased during the fourth quarter of 2003.

ITEM 6.   SELECTED FINANCIAL DATA

      The following table sets forth, for the periods indicated, selected financial data of the Company. This table should be read in conjunction with the financial statements and notes included in Item 8 of this Form 10-K and the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" following this section.

Statements of Operations                                Years Ended December 31,
--------------------------------------------------------------------------------------
In thousands, except for per share data:      2003    2002     2001    2000    1999
--------------------------------------------------------------------------------------
Net Sales                                     $2,104  $2,242   $2,776  $2,163  $1,806
Cost of Sales                                    915   1,153    1,109     934     987
Gross Profit                                   1,189   1,089    1,667   1,229     819
Gross Profit (as a % of Net Sales)               57%     49%      60%     57%     45%
Selling, General & Administrative expenses     1,215   1,365    1,500   1,211   1,163
Income (Loss) before Income Taxes                 86   (282)      161      11   (365)
Net Income (Loss)                                 96   (282)      211       8   (367)
Net Income (Loss) Per Share                      .03   (.09)      .07     .00   (.16)
Weighted Average Number of Outstanding         3,237   3,146    3,146   3,056   2,330
Shares
--------------------------------------------------------------------------------------

Balance Sheets                                          Years Ended December 31,
--------------------------------------------------------------------------------------
In thousands:                                 2003    2002     2001    2000    1999
--------------------------------------------------------------------------------------
Working Capital/(Deficit)                     $  175    $ 28    $ 140   $(93)  $(186)
Total Assets                                   1,674   1,562    1,496   1,428   1,364
Long Term Obligations                            201     207        1       3       1
Total Stockholders Equity                        789     643      925     714     654
--------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          CRITICAL ACCOUNTING POLICIES

      In preparing financial statements, management must make estimates and judgments that effect the carrying values of the Company's assets and liabilities as well as recognition of revenue and expenses. Management's estimates and judgments are based on the Company's historical experience and management's knowledge and understanding of current facts and circumstances. The policy discussed below is considered by management to be critical to an understanding of the Company's financial statements. The application of this policy places significant demands on management's judgment, with financial reporting results relying on estimations about the effect of the matter that is inherently uncertain. For this policy, management cautions that future events rarely develop as a forecast, and estimates routinely require adjustment and may require material adjustment. There have been no significant changes in critical accounting policies in the past year.

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

                                    OVERVIEW

      Management believes that sales for the first three quarters of 2003 were negatively affected by the general economic slowdown in the technology sector. On the other hand, fourth quarter revenue increased 64% over the year earlier corresponding quarter, which may signal the beginning of a rebound for this type of business. Because our customers typically make a discretionary decision to implement our products based upon their individual resources and budget constraints, however, it is possible that the fourth quarter 2003 improvement in sales will ultimately prove to be a one-time or seasonal event that is not carried into future periods. Moreover, as a small company which receives only a few relatively large orders in a given quarter, the loss or delay of individual orders could have a significant impact on quarterly operating results and revenue. Thus, discerning trends in the Company's performance is especially difficult. While interest in the Company's products remains relatively strong, there can be no assurance that the Company's software sales for the first quarter of 2004 will keep pace with the fourth quarter of 2003. The Company believes that, with revenues from operations and its lines of credit with U.S. Bank and DEMALE, LLC, it has sufficient resources to fund its operations for the foreseeable future without a significant infusion of capital. Naturally, however, considering the Company's size and the tumultuous political and financial events of the past few years, there can be no assurance that the Company will continue to generate sufficient cash from these sources or that, if the Company does seek additional capital, any such capital will be made available to it.

                              RESULTS OF OPERATIONS
      YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

      The Company's total revenue was $2.1 million for the year ended
December 31, 2003, compared to $2.2 million for the year ended December 31, 2002, representing a decrease of $138,000 (6%). The Company's revenue decreased $428,000 as a result of the loss of the Company's largest customer, Reynolds and Reynolds, during the year as total revenue from Reynolds declined from $441,000 to $13,000. The Company does not anticipate any significant revenue from Reynolds in 2004.

      The Company's revenue is derived from four sources: software licenses, annual maintenance/license fees, consulting services, and hardware sales.

      In 2003, software license revenue increased 6%, or $49,000 from 2002 levels, of which a decrease of $121,000 was attributable to the loss of this single customer. Without the loss of this large customer, software license revenue would have increased $170,000. Annual license fees decreased 20%, or $192,000 of which a decrease of $307,000 was attributable to the loss of business from this large customer. Without the loss of this large customer, annual license fees would have increased $115,000. The professional service group's revenue decreased by $20,000 (6%) for the year primarily due to decreased consulting programming services provided due to the timing of year-end contracts. Hardware sales of $205,000 increased $24,000 (13%) over $181,000 for 2002.

      Gross profit on revenue for the year ended 2003 was 57%, as compared to 49% for 2002, primarily due to the increase in software sales. In 2003, selling, general and administrative expenses decreased $151,000 (11%) due to tight expense controls across all departments of the Company. In addition, during 2003, the Company settled a payable of $138,000 that was due to a vendor in connection with a software purchase for an earlier period. For the year ended December 31, 2003, the Company reported net income of $96,000 or $.03 per share, an improvement of $378,000 over a net loss of $282,000 or $(.09) per share for the previous year.

      See the discussion of the effect of the loss of Reynolds and Reynolds in "Liquidity and Capital Resources" below.

----------------------------------------------------------------------------------
                               Year Ended     Year Ended     Increase/ Increase/
                                12/31/03       12/31/02      (Decrease)(Decrease)
                                                                 $         %
----------------------------------------------------------------------------------
Revenue, as reported         $ 2,104,367    $ 2,242,089    $ (137,722)     (6%)
----------------------------------------------------------------------------------
Less:  Reynolds Revenue           13,318        441,152      (427,834)    (97%)
----------------------------------------------------------------------------------
Revenue excluding Reynolds   $ 2,091,049    $ 1,800,937    $  290,112      16%
----------------------------------------------------------------------------------


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

      In 2002, software license revenue decreased 35%, or $391,000, from 2001 levels, of which $301,000 was attributable to the loss of this single customer. Annual license fees decreased 15%, or $167,000, of which a decrease of $223,000 was attributable to the loss of business from this large customer. Without the loss of this large customer, annual license fees would have increased $56,000. The professional service group's revenue decreased by $89,000 (22%) for the year primarily due to decreased consulting/programming services provided to existing customers. Hardware sales of $181,000 increased $113,000 (168%) over $68,000 for 2001.

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

---------------------------------------------------------------------------------
                               Year Ended    Year Ended     Increase/ Increase/
                                12/31/02      12/31/01      (Decrease)(Decrease)
                                                                $         %
---------------------------------------------------------------------------------
Revenue, as reported         $ 2,242,089   $ 2,775,931    $ (533,842)   (19%)
---------------------------------------------------------------------------------
Less:  Reynolds Revenue          441,152       988,649      (547,497)   (55%)
---------------------------------------------------------------------------------
Revenue excluding Reynolds   $ 1,800,937     1,787,282        13,655     (1%)
---------------------------------------------------------------------------------

                         LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash and cash equivalents decreased approximately $6,000 during the twelve months ended December 31, 2003 as compared to December 31, 2002. During 2003, the Company used cash of $261,000 for deferred development expenses. The Company had working capital of $175,000 as of December 31, 2003. Included in current liabilities is $287,000 for Deferred Revenue, which will be earned throughout 2004. The Company had drawn $139,000 on its bank line of credit at December 31, 2003, as compared to $200,000 drawn at December 31, 2002. The line is collateralized by all accounts receivable and general intangibles of the Company. The Company's line of credit agreement with a prior bank expired on February 24, 2004. The Company changed its banking relationship and has established a similar new banking relationship with U.S. Bank, including a new $200,000 line of credit that is secured by accounts receivable and general intangibles of the Company.

      In April, 2004 the Company established an additional line of credit with DEMALE, LLC, a partnership comprised of three principal shareholders of the Company. The line provides for borrowings of up to $300,000 and is secured by substantially all of the Company's assets and is subordinate to the bank line of credit. At December 31, 2003, DEMALE had advanced $55,000, leaving a balance available of $245,000.

      As noted above in "Results of Operations", the termination by Reynolds and Reynolds ("Reynolds") of its 1996 Subscription and Maintenance Agreement and the resulting loss of Reynolds as a customer has already had a significantly adverse impact on the Company's revenue in 2003. The Company has nearly replaced the bulk of the revenue lost as a result of the termination of the 1996 contract by Reynolds and Reynolds' subsequent actions but it is possible that some portion of that lost revenue will be awarded to the Company in the ongoing litigation between the Company and Reynolds. Naturally, the Company cannot predict the outcome of that litigation nor can there be any assurance that the Company will ever obtain a meaningful recovery from Reynolds.

      The Company made significant progress in its ongoing efforts to replace the lost revenue and cash flow previously provided by Reynolds during the year ended December 31, 2003. Nevertheless, if the Company ultimately fails to recover significant damages from its claims in the pending arbitration proceeding against Reynolds, there could still be a significantly adverse effect on the long-term cash flow and liquid resources of the Company.

      The Company receives its revenues from software licenses, recurring annual maintenance/license fees, consulting services and hardware sales. The Company maintains minimal inventory balances of third party software products. Notwithstanding the burdens imposed by Reynolds' actions, the Company believes that its existing cash, and the cash flows generated from operations, will be sufficient however, to meet its anticipated cash needs for working capital for at least the next twelve months.

      The Company has no material commitments for capital expenditures for 2004.

      Contractual obligations at December 31, 2003 are as follows:

----------------------------------------------------------------------------------------------
                 Lines of Credit (1)      Capital Lease (2)   Operating Lease        Total
----------------------------------------------------------------------------------------------
Year
----------------------------------------------------------------------------------------------
2004                     $139,314                  $5,010           $82,871          $227,195
----------------------------------------------------------------------------------------------
2005                       54,600                   5,010            85,602           145,212
----------------------------------------------------------------------------------------------
2006                            -                   4,593            88,335            92,928
----------------------------------------------------------------------------------------------
2007                            -                       -            91,067            91,067
----------------------------------------------------------------------------------------------
2008                            -                       -            61,925            61,925
----------------------------------------------------------------------------------------------
Thereafter                      -                       -                 -                 -
                          -------                  ------           -------           -------
----------------------------------------------------------------------------------------------
                         $193,914                 $14,613          $409,800          $618,327
                          =======                  ======           =======           =======
----------------------------------------------------------------------------------------------

    (1) Lines of credit consist of two revolving line of credit agreements expiring in 2004 and 2005 with monthly payments of interest and the outstanding principal balance due at maturity.
    (2) Amounts shown under capital lease arise under a lease for office equipment expiring in 2006 with monthly lease payments of approximately $418.

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

CURRENT ECONOMIC AND POLITICAL CONDITIONS MAY AFFECT RESULTS. The general economic slowdown may persist for some time into the future. The slowdown has increased the risk to our revenue stream. Additionally, the political landscape has significantly changed and could have a material impact on results going forward. We also believe that there has been an industry-wide slowdown in spending, or at least for the imaging software and systems category. Due to the discretionary nature of our customers' budget and purchase cycles and the absence of long-term customer purchase commitments, it is expected to remain difficult to avoid significant fluctuations in quarterly operating results.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1MAGE SOFTWARE, INC.
--------------------
INDEX TO FINANCIAL STATEMENTS                                               PAGE
--------------------------------------------------------------------------------

INDEPENDENT ACCOUNTANTS' REPORT.............................................. 19

BALANCE SHEETS - December 31, 2003 and 2002.................................. 20

STATEMENTS OF OPERATIONS - For the Years Ended
  December 31, 2003, 2002 and 2001........................................... 21

STATEMENTS OF SHAREHOLDERS' EQUITY - For the Years Ended
  December 31, 2003, 2002 and 2001........................................... 22

STATEMENTS OF CASH FLOWS - For the Years Ended
  December 31, 2003, 2002, and 2001.......................................... 23

NOTES TO FINANCIAL STATEMENTS................................................ 25

INDEPENDENT ACCOUNTANTS' REPORT ON FINANCIAL STATEMENT SCHEDULES............. 38

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS............................ 39

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


To the Board of Directors and Stockholders of 1mage Software, Inc.
Englewood, Colorado


We have audited the accompanying balance sheets of 1mage Software, Inc. as of December 31, 2003 and 2002, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1mage Software, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                                                 BKD, LLP


Denver, Colorado
January 22, 2004, except for Note 4.

1MAGE SOFTWARE, INC.
BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
------------------------------------------------------------------------------------------
                                                              2003               2002
------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                             $     143,505     $      149,738
   Receivables:
      Trade  (less  allowance: 2003, $20,000; 2002,            609,216            549,455
      $10,000)
   Inventory                                                    11,517             16,500
   Prepaid expenses and other current assets                    55,457             16,374
   Employee advances                                            19,631              7,029
   Deferred tax asset                                           20,000                 --
                                                         --------------    ---------------
       Total current assets                                    859,326            739,096

PROPERTY AND EQUIPMENT, at cost, net                            43,465             48,577

OTHER ASSETS:
   Software development costs, net                             694,262            720,916
   Loan costs, net                                              25,929                 --
   Deferred tax asset                                           40,000             50,000
   Rent/Security deposit                                         7,841                100
   Inventory                                                     2,958              2,958
                                                         --------------    ---------------
TOTAL ASSETS                                             $   1,673,781     $    1,561,647
                                                         ==============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of capital lease obligations          $       3,663     $        3,903
   Deferred revenue                                            287,000            281,000
   Accounts payable                                            162,255            278,174
   Accrued liabilities                                         230,958            148,260
                                                         --------------    ---------------
       Total current liabilities                               683,876            711,337
                                                         --------------    ---------------

LONG-TERM OBLIGATIONS:
   Capital lease obligations                                     7,105              7,325
   Line of credit - Bank                                       139,314            200,000
   Line of credit - Related Parties                             54,600                 --
                                                         --------------    ---------------
                                                               201,019            207,325
                                                         --------------    ---------------

SHAREHOLDERS' EQUITY:

   Common Stock, $.004 par value - 10,000,000
      shares authorized; shares outstanding:
      2003 and 2002-3,287,597 and 3,146,554                     13,150             12,586
   Additional paid-in capital                                7,288,455          7,238,658
   Accumulated deficit                                      (6,512,719)        (6,608,259)
                                                         --------------    ---------------
      Total shareholders' equity                               788,886            642,985
                                                         --------------    ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $   1,673,781     $    1,561,647
                                                         ==============    ===============

See notes to financial statements.

1MAGE SOFTWARE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
--------------------------------------------------------------------------------------------
                                                   2003             2002            2001
--------------------------------------------------------------------------------------------
REVENUE:
   System sales and software licenses         $  1,019,708     $    946,071     $ 1,224,057
   Services and annual fees                      1,084,659        1,296,018       1,551,874
                                              -------------    -------------    ------------
      Total revenue                              2,104,367        2,242,089       2,775,931
                                              -------------    -------------    ------------

COST OF REVENUE:
   System sales and software licenses              537,623          623,242         520,299
   Services and annual fees                        377,380          529,791         589,122
                                              -------------    -------------    ------------
      Total cost of revenue                        915,003        1,153,033       1,109,421
                                              -------------    -------------    ------------

GROSS PROFIT                                     1,189,364        1,089,056       1,666,510

OPERATING EXPENSES:
   Selling, general & administrative             1,214,577        1,365,214       1,500,038
                                              -------------    -------------    ------------

INCOME/(LOSS) FROM OPERATIONS                      (25,213)        (276,158)        166,472
                                              -------------    -------------    ------------

OTHER INCOME/(EXPENSE):
   Interest income                                   1,701            3,396           4,891
   Interest expense                                (29,467)          (9,595)        (10,206)
   Other Income                                    138,519               --              --
                                              -------------    -------------    ------------
      Total other income (expense)                 110,753           (6,199)         (5,315)
                                              -------------    -------------    ------------

INCOME/(LOSS) BEFORE INCOME TAXES                   85,540         (282,357)        161,157

PROVISION/(CREDIT) FOR INCOME TAXES
                                                   (10,000)              --         (50,000)
                                              -------------    -------------    ------------

NET INCOME/(LOSS)                             $     95,540     $   (282,357)    $   211,157
                                              =============    =============    ============

BASIC AND DILUTED INCOME
(LOSS) PER COMMON SHARE                       $        .03     $       (.09)    $       .07
                                              =============    =============    ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        3,236,610        3,146,554       3,146,554
                                              =============    =============    ============

See notes to financial statements.

1MAGE SOFTWARE, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                               Common Stock              Additional
                                                      -------------------------------      Paid-In       Accumulated
                                                             Shares    Amount              Capital         Deficit        Total
                                                      ------------------------------------------------------------------------------
Balances, January 1, 2001                                 3,146,554    $      12,586       7,238,658     (6,537,059)     $  714,185
                                                      ------------------------------------------------------------------------------
   Net income                                                    --               --              --        211,157         211,157
                                                      ------------------------------------------------------------------------------
Balances, December 31, 2001                               3,146,554    $      12,586       7,238,658     (6,325,902)     $  925,342
                                                      ------------------------------------------------------------------------------
    Net loss                                                     --               --              --       (282,357)       (282,357)
                                                      ------------------------------------------------------------------------------
Balances, December 31, 2002                               3,146,554    $      12,586       7,238,658     (6,608,259)     $  642,985
                                                      ------------------------------------------------------------------------------
    Issuance of stock for services                           38,043              152           6,848                          7,000
                                                      ------------------------------------------------------------------------------
    Issuance of stock for loan origination fee               90,000              360          20,340                         20,700
                                                      ------------------------------------------------------------------------------
    Issuance of warrants for loan origination fee                 0                0          18,189                         18,189
                                                      ------------------------------------------------------------------------------
    Issuance of stock for exercise of stock options          13,000               52           4,420                          4,472
                                                      ------------------------------------------------------------------------------
    Net income                                                                                               95,540          95,540
                                                      ------------------------------------------------------------------------------
Balances, December 31, 2003                               3,287,597    $      13,150       7,288,455     (6,512,719)     $  788,886
                                                      ==============================================================================

          See notes to financial statements.

1MAGE SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
--------------------------------------------------------------------------------------------------------------------
                                                                       2003             2002               2001
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)                                                 $  95,540          $(282,357)         $ 211,157
Adjustments to reconcile earnings/(loss) to net cash
provided by operating activities:
   Depreciation and amortization                                      319,252            323,096            327,663
   Settlement of payable                                             (138,375)                --                 --
   Deferred revenue                                                     6,000             48,000            19,506
   Deferred tax asset                                                 (10,000)                --            (50,000)
   Issuance of stock options for services                               7,000                 --                 --
   Changes in assets and liabilities:
     Receivables                                                      (59,761)          (127,478)           (14,726)
     Inventory                                                          4,983             (7,430)            26,626
     Prepaid expenses and other assets                                (59,426)            (7,806)             5,636
     Accounts payable                                                  22,456             90,296              2,410
     Accrued liabilities                                               82,698              1,750             37,060
                                                                    ----------         ----------         ----------
           Net cash provided by operating activities                  270,367             38,071            565,332
                                                                    ----------         ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                    (13,180)            (6,103)           (30,263)
Additions to capitalized software                                    (261,346)          (292,015)          (270,973)
                                                                    ----------         ----------         ----------
           Net cash used for investing activities                    (274,526)          (298,118)          (301,236)
                                                                    ----------         ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to line of credit                                            54,600            200,000            185,000
Repayment of line of credit                                           (60,686)                --           (385,000)
Repayment of long-term obligations                                       (460)            (2,636)            (2,132)
Proceeds from exercise of Common Stock options                          4,472                 --                 --
                                                                    ----------         ----------         ----------
           Net cash provided by (used for) financing activities        (2,074)           197,364           (202,132)
                                                                    ----------         ----------         ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                       (6,233)           (62,683)            61,964
CASH AND CASH EQUIVALENTS, beginning of year                          149,738            212,421            150,457
                                                                    ----------         ----------         ----------
CASH AND CASH EQUIVALENTS, end of year                              $ 143,505          $ 149,738          $ 212,421
                                                                    ==========         ==========         ==========

SUPPLEMENTAL CASH FLOWS INFORMATION
     Issuance of stock and stock purchase warrants
        for deferred loan origination fees related to the
        DEMALE, LLC line of credit                                  $  38,889          $      --          $      --

See notes to financial statements

1MAGE SOFTWARE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

----------------------------------------------------------------------------------------------------------------
                                                                        2003            2002               2001
----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                         Cash paid for interest     $   14,774      $    9,595       $   10,206
                                                                    ===========     ===========      ===========
                                              Income taxes paid     $    2,500      $    2,500       $    2,500
                                                                    ===========     ===========      ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

    Acquisition of property and equipment by assuming capital
                                            lease obligations       $       --      $   10,987               --
                                                                    ===========     ===========      ===========

1MAGE SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002, AND 2001
---------------------------------

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

      INVENTORIES consist of third party software and are stated at the lower of cost (specific identification method) or market (net realizable value). This software is ultimately integrated into the Company's products.

      PROPERTY AND EQUIPMENT is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives (generally five years) of the assets or the lease term, if shorter. The Company capitalizes all expenditures for property and equipment in excess of $500. For the years ended December 31, 2003, 2002 and 2001, depreciation expense totaled $18,292, $21,896 and $27,562, respectively.

      ADVERTISING COSTS are expensed as incurred. Advertising expenses totaled $63,552, $118,373, and $121,718, in 2003, 2002 and 2001, respectively.

      SOFTWARE DEVELOPMENT COSTS are capitalized when technological feasibility is established. Such costs are stated at the lower of unamortized cost or net realizable value. Amortization is computed using either the straight-line method based on estimated economic lives of the products (five years) or the ratio that current product revenues bear to the total of current and anticipated future product revenues, whichever is greater. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the products, or both will be reduced significantly in the near term due to competitive pressure. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term. The amounts capitalized for the years ended December 31, 2003, 2002, and 2001 were $261,346, $296,510, and $270,973, respectively. Amortization of these costs totaled $288,000, $301,200, and $300,101, respectively. The net realizable value of such capitalized costs is reviewed by management on a periodic basis, and costs in excess of net realizable value, if any, are charged to operations.

      LOAN COSTS are amortized using the effective interest method over the term of the debt agreement.

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

      A single customer, Reynolds and Reynolds, accounted for .1%, 20%, and 36% of revenues in 2003, 2002, and 2001, respectively. No other customer accounted for more than 10% of revenue for 2003, 2002 or 2001.

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

      One customer accounted for 31% of accounts receivable at December 31, 2003. Three different customers accounted for 32%, 12% and 11% of accounts receivable at December 31, 2002. Two different customers accounted for 18% and 10% of accounts receivable at December 31, 2001.

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

      STOCK-BASED COMPENSATION At December 31, 2003, the Company has three stock-based employee compensation plans, which are described more fully in
      Note 5. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                            Year Ended December 31
                                                       2003           2002         2001
                                                       ----           ----         ----

           Net income (loss), as reported          $ 95,540      $(282,357)   $ 211,157
           Less:  Total stock-based employee
             compensation cost determined
             under the fair value based
             method, net of income taxes           (105,885)       (97,166)     (98,808)
                                                   --------        -------      -------
           Pro forma net income (loss)             $ 10,345      $(379,523)   $ 112,349
                                                   ========        =======      =======
           Earnings per share:
           Basic and Diluted - as reported         $   0.03      $   (0.09)   $    0.07
                                                   ========        =======      =======
           Basic and Diluted - pro forma           $     --      $   (0.12)   $    0.04
                                                   ========        =======      =======

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

2.    PROPERTY AND EQUIPMENT
      Property and equipment at December 31 consists of the following:
                                                  2003             2002
                                                  ----             ----
         Equipment                          $   666,277      $    656,748
         Furniture                               57,088            56,078
         Leasehold improvements                  10,903             8,262
                                            -----------      ------------
                                                734,268           721,088
         Less: accumulated depreciation        (690,803)         (672,511)
                                            -----------      ------------
                                            $    43,465      $     48,577
                                            ===========      ============


3.    ACCRUED LIABILITIES
      Accrued liabilities at December 31 consists of the following:
                                                  2003             2002
                                                  ----             ----
            Sales tax payable                $   73,770      $     40,458
            Accounting and audit fees             9,521            10,575
            Accrued compensation                 80,873            37,695
            Other                                66,794            59,532
                                            -----------      ------------
                                             $  230,958      $    148,260
                                            ===========      ============

4.    LINES OF CREDIT
      BANKS
      The Company has a $200,000 annual revolving bank line of credit which expires on February 24, 2004 and bears interest at the greater of 7% or prime plus 1.5% (total rate of 7.0% at December 31, 2003) not to exceed 18%, and is collateralized by all accounts receivable and general intangibles of the Company. Total borrowings outstanding under the line of credit were $139,314 and $200,000 at December 31, 2003 and 2002, respectively.

      The bank line of credit expired on February 24, 2004 and was not renewed. On February 24, 2004, the Company entered into a $200,000 annual revolving line-of-credit agreement with U.S. Bank, which expires February 24, 2005 and bears interest at prime plus 1.75% not to exceed 18%, and is collateralized by all accounts receivable and general intangibles of the Company. The proceeds from the new line of credit were used to pay-off the line of credit existing at December 31, 2003.

      RELATED PARTIES
      On April 1, 2003, the Company entered into a $300,000 revolving line-of-credit agreement (the Agreement) which expires June 30, 2005, with DEMALE, LLC, an entity owned by certain stockholders of the Company. In connection with the Agreement, the Company issued 90,000 shares of restricted common stock and stock purchase warrants to purchase an additional 90,000 shares of restricted common stock as payment for loan origination costs. The line expires on June 30, 2005 and requires the Company, among other things, to maintain certain financial conditions. At December 31, 2003, there was $54,600 borrowed against this line. The line is secured by substantially all of the Company's assets and is subordinate to the bank line of credit. Interest is accrued and payable quarterly at the greater of 7% or prime plus 1.5% (total interest rate of 7.0% at December 31, 2003).

5.    SHAREHOLDERS' EQUITY
      STOCK COMPENSATION PLANS
      At December 31, 2003, the Company has three stock-based compensation plans, which are described below. The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the dates of awards under those plans consistent with the method of FASB Statement 123, the Company's net income (loss) and earnings (loss) per share would have been as indicated below:

      Net Income (Loss):                                   2003         2002          2001
                                                           ----         ----          ----
                                         As Reported   $  95,540    $ (282,357)  $  211,157
                                         Pro Forma     $ (10,345)   $ (379,523)  $  112,349
      Earnings (Loss) Per Common Share:
                                         As Reported   $   0.03     $  (0.09)    $    0.07
                                         Pro Forma     $    --      $  (0.12)    $    0.04

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2003, 2002, and 2001:

                                                2003         2002        2001
                                                ----         ----        ----
                  Dividend Yield                0%             0%            0%
                  Expected Volatility         132%           128%          124%
                  Risk-Free Interest Rate    4.25%          4.25%         4.75%
                  Expected Lives              9.0 years      8.8 years     8.4 years

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

      A summary of the 1996 Plan stock option activity follows:
      --------------------------------- -------------- -------------- ---------------
                                         Outstanding     Exercise     Weighted Avg.
                                           Shares          Price      Exercise Price
      --------------------------------- -------------- -------------- ---------------
      Balances, January 1, 2001               633,500                      .59
      Granted                                 145,000   $.56 - $.75        .60
      Canceled                                (8,500)   $.63 - $.66       (.65)
                                        --------------
      Balances, December 31, 2001             770,000                      .59
      Granted                                   8,000      $.51            .51
      Canceled                               (13,500)   $.56 - $.70       (.66)
                                        --------------
      Balances, December 31, 2002             764,500                      .59
      Granted                                 112,000   $.31-$.39          .34
      Canceled                               (74,500)   $.51-$1.43        (.67)
                                        --------------
      Balances, December 31, 2003             802,000                      .55
                                        ==============

      The following table summarizes information about stock options under the plan at December 31, 2003:

                                   Outstanding                       Exercisable
                    ----------------------------------------    -------------------------
                                    Weighted
                                     Average       Weighted                     Weighted
        Range of                    Remaining       Average                      Average
        Exercise       Number      Contractual     Exercise       Number        Exercise
         Prices      Outstanding      Life           Price      Exercisable       Price
      -----------   ------------  ------------   -----------    -----------   -----------
      0.31 to 0.44      347,000      5.3 years          0.41        321,500          0.41
      0.51 to 0.84      443,000      6.1 years          0.64        421,165          0.64
      1.29 to 1.44       12,000      5.8 years          1.34         12,000          1.34

      At December 31, 2003, options for 754,665 shares were exercisable under the 1996 Plan. There were no shares available for future grant.

      The weighted-average grant-date fair value of options granted during 2003, 2002, and 2001 were $.34, $.51, and $.60, respectively.

      In addition, options for 20,000 shares exercisable at $.34 per share were granted outside of the 1996 Plan by the Board of Directors on December 31, 2003. Those options are treated in all respects as to terms and conditions as if they were granted under the 1996 Plan.

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

      Details of activity under the 1994 Plan are as follows:
      -------------------------------- ---------------- ----------------- ---------------------
               Stock Options             Outstanding    Exercise Price      Weighted Average
                                                                             Exercise Price
      -------------------------------- ---------------- ----------------- ---------------------
      Balances, January 1, 2001               317,250                            $ .52
        Granted                                 4,500        $.56                  .56
        Canceled                               (1,000)       $.63                 (.63)
                                       ----------------
      Balances, December 31, 2001             320,750                              .52
         Granted                               34,000        $.35                  .35
         Canceled                             (96,500)       $.63                 (.63)
                                       ----------------
      Balances, December 31, 2002             258,250                              .46
         Granted                               78,849      $.31-$.35               .34
         Exercised                            (13,000)       $.34                 (.34)
         Canceled                             (34,250)     $.34-$.66              (.51)
                                       ----------------
      Balances, December 31, 2003              289,849                             .43
                                       ================

      -------------------------------- ---------------- ----------------- ---------------------
               Stock Grants                               Grant Price       Weighted Average
                                                                             Exercise Price
      -------------------------------- ---------------- ----------------- ---------------------
      Balances, January 1, 2001                83,166     $.84 - $1.13           $1.66
         Granted/Canceled                          --         --                    --
                                       ----------------
      Balances, December 31, 2001              83,166                             1.66
         Granted/Canceled                          --         --                    --
                                       ----------------
      Balances, December 31, 2002              83,166                             1.66
         Granted/Canceled                          --         --                    --
                                       ----------------
      Balances, December 31, 2003              83,166                             1.66
                                       ================

      The following table summarizes information about stock options under the 1994 Plan at December 31, 2003:

                                      Outstanding                       Exercisable
                       ----------------------------------------    ------------------------
                                       Weighted
                                        Average       Weighted                     Weighted
           Range of                    Remaining       Average                      Average
           Exercise       Number      Contractual     Exercise       Number        Exercise
            Prices      Outstanding      Life           Price      Exercisable       Price
         -----------   ------------  ------------   -----------    -----------   ------------
         0.31 to 0.35      211,349      5.6 years          0.34        115,960          0.34
         0.56 to 0.66       78,500      4.3 years          0.65         75,750          0.65

         The weighted-average grant-date fair value of options granted during 2003, 2002, and 2001 were $.34, $.35, and $.56, respectively.

         At December 31, 2003, options to purchase 191,710 shares of Common Stock were exercisable and no shares were available for future grant under the 1994 Plan.

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

      A summary of the 1993 Plan stock option activity follows:
      -----------------------------------------------------------------------------
                                    Outstanding                     Weighted Avg.
                                       Shares      Exercise Price   Exercise Price
      -----------------------------------------------------------------------------
      Balances, January 1, 2001         76,300                            .47
                                    -------------
         Granted                         3,500          $.56              .56
                                    -------------
      Balances, December 31, 2001       79,800                            .47
      Granted/Canceled/Exercised             0          $ -                --
                                    -------------
      Balances, December 31, 2002       79,800                            .47
         Granted                        11,675          $.31              .31
         Canceled                      (11,675)         $.44-$2.06       (.52)
                                    -------------                   ---------------
      Balances, December 31, 2003       79,800                           $.44
                                    =============

The following table summarizes information about stock options under the plan at December 31, 2003.

                                   Outstanding                       Exercisable
                    ----------------------------------------    -------------------------
                                    Weighted
                                     Average       Weighted                     Weighted
        Range of                    Remaining       Average                      Average
        Exercise       Number      Contractual     Exercise       Number        Exercise
         Prices      Outstanding      Life           Price      Exercisable       Price
      -----------   ------------  ------------   -----------    -----------   -----------
      0.31 to 0.44       74,800      3.2 years          0.41         63,125          0.43
      0.56 to 0.75        4,500      3.6 years          0.73          4,500          0.73
      1.38 to 2.06          500      2.0 years          1.72            500          1.72

      There were 11,675 options granted during 2003. At December 31, 2003, options for 68,125 shares were exercisable under the 1993 Plan. There are no shares available for future grant under the 1993 Plan.


      COMMON STOCK WARRANTS

      On April 1, 2003, in connection with obtaining the line of credit - related party, the Company issued warrants to the owners of the lender to purchase 90,000 shares of Common Stock at an exercise price of $0.18 per share, that price being equal to 80% of the fair market value of the Common Stock on March 31, 2003. These warrants expire on April 1, 2008.

      COMMON STOCK RESERVED

      Common Stock reserved at December 31, 2003 was as follows:
         1996 Equity Incentive Plan             822,000
         1994 Stock Option and Grant Plan       289,849
         1993 Stock Option Plan                  79,800
                                            ============
                                              1,191,649
                                            ============

6.    INCOME TAXES

      The provisions (credit) for income taxes for the years ended December 31, consists of:

                  Current:                  2003          2002          2001
                                            ----          ----          ----
                                Federal   $      --    $      --    $       --
                                  State          --           --            --

                                          ---------    ---------    ----------
                          Total current          --           --            --
                                          ---------    ---------    ----------
                 Deferred:

                                Federal    (10,000)           --       (50,000)
                                  State          --           --            --

                                          ---------    ---------    ----------
                         Total deferred     (10,000)          --       (50,000)
                                          ---------    ---------    ----------
                                          $ (10,000)   $      --    $  (50,000)
                                          =========    =========    ==========

       The following is a reconciliation of statutory federal income taxes to the actual provision (credit) for income taxes:

                                                         2003           2002             2001
                                                         ----           ----             ----
           Federal income taxes at statutory rate       29,000       $ (96,000)       $  65,000
                          Non-deductible expenses        7,000           7,000               --
          Increase (decrease) in taxes resulting
                          from state income taxes        3,000          (9,000)           6,300
       Increase (decrease) in deferred tax asset
                             valuation allowance      (52,000)         101,000         (141,000)
               Expiration of business tax credits         --                --           14,000
                                       Other, net        3,000          (3,000)           5,700
                                                     ----------     ------------     ------------
              Provision/(credit) for income taxes      (10,000)      $      --        $ (50,000)
                                                     ==========     ============     ============

      The components of the net deferred tax (liability) asset recognized in the accompanying balance sheets are as follows:

                                              2003            2002
                                              ----            ----
               Deferred tax liability   $   (12,000)     $     (2,000)
                   Deferred tax asset     2,156,000         2,188,000
                  Valuation allowanc     (2,084,000)       (2,136,000)
                                        ------------     --------------
                                        $    60,000      $     50,000
                                        ============     ==============

      The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and their approximate tax effects are as follows:

                                                 2003             2002
                                                 ----             ----
                 Future income (deductions):
                          Net operating loss   $  2,147,000    $ 2,174,000
             Allowance for doubtful accounts          8,000          4,000
                                Depreciation          1,000         10,000
                                  Other, net       (12,000)         (2,000)
                                               -------------   ------------
                                               $  2,144,000    $ 2,186,000
                                               =============   ============

      The Company has net operating loss carry forwards for federal income tax purposes of approximately $5,540,000. These carry forwards expire on varying dates from 2006 through 2022.


7.    EMPLOYEE BENEFIT PLAN

      The Company has a Cash or Deferred Profit Sharing Plan ("the 401(k) Plan"). The 401(k) Plan is designed to qualify under Section 401(k) of the Internal Revenue Code and allows the Company to make discretionary contributions as determined by the Company's Board of Directors. For the years ended December 31, 2003, 2002, and 2001, the Company contributed $3,225, $4,923, and $4,650 to the 401(k) Plan.

8.    COMMITMENTS AND CONTINGENCIES

      At December 31, 2003 and 2002, equipment with a net book value of $7,436 and $9,072, net of accumulated amortization of $19,827 and $18,191, respectively, has been leased under capital leases.

      The Company leases its executive offices under a noncancelable-operating lease, which expires in August 2008. Total rent expense for the years ended December 31, 2003, 2002 and 2001 was $76,352, $89,306 and $89,306,
      respectively.

      Future minimum payments for lease obligations are as follows:

                                                                      Capital     Operating
                                                                   ------------   ----------
                                                            2004   $   5,010      $  82,871
                                                            2005       5,010         85,602
                                                            2006       4,593         88,335
                                                            2007          --         91,067
                                                            2008          --         61,925
                                                                   ------------   ----------
                   Total minimum lease payments                       14,613      $ 409,800
                                                                                  ==========
                   Amount representing interest                       (3,845)
                                                                   ------------
                   Present value of min. lease payments              10,768
                   Current portion                                    (3,663)
                                                                   ------------
                   Long-term portion                               $   7,105
                                                                   ============

      The Company has bonus agreements with two officers that provide for quarterly bonuses of 5% and 4%, respectively, of the Company's pre-tax profits. The Company expensed bonuses of $9,449, $0, and $33,352, under these agreements for the years ended December 31, 2003, 2002, and 2001, respectively.

      The Company is currently engaged in various legal proceedings involving one of its former customers. Included in the legal proceedings is litigation pertaining to accounts receivable owed to the Company, of which, approximately $194,000 is held in escrow by the court and is included in accounts receivable at December 31, 2003.


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

      The estimated fair values of the Company's financial instruments at December 31, 2003 are as follows:

                                                 Carrying Amount         Fair Value
                                                ------------------     --------------
                                     Assets:
                   Cash and cash equivalents     $    143,505          $    143,505
                                 Receivables     $    628,848          $    628,848

                                Liabilities:
                            Accounts Payable     $    162,255          $    162,255
                         Line of Credit-bank     $    139,314          $    139,314
            Line of Credit-related parties       $     54,600          $     54,600


      The estimated fair values of the Company's financial instruments at December 31, 2002 are as follows:

                                                 Carrying Amount         Fair Value
                                                ------------------     --------------
                                   Assets:
                 Cash and cash equivalents       $    149,738          $    149,738
                               Receivables       $    556,484          $    556,484

                              Liabilities:
                          Accounts Payable       $    278,174          $    278,174
                            Line of Credit       $    200,000          $    200,000


10. SEGMENT INFORMATION

      The Company operates in one industry segment consisting of the development and marketing of electronic document image management and retrieval systems. The Company's technologies are managed as one segment because it offers similar products in similar markets and the factors determining strategic decisions are comparable for all products and markets.

      Sales to foreign markets totaled $35,556, $38,197, and $67,846 for the years ending December 31, 2003, 2002, and 2001, respectively.

11.   LIQUIDITY

      The Company's cash and cash equivalents decreased $6,233 during the year ended December 31, 2003 to approximately $144,000 at December 31, 2003. During 2003, the Company incurred cash expenditures for deferred development costs of approximately $261,000. As of December 31, 2003, the Company had working capital of approximately $175,000. At December 31, 2003, current liabilities included deferred revenue of approximately $287,000, which will be earned throughout calendar year 2004 and does not require additional direct cash flow needs to be earned.

       At December 31, 2003, the Company's line of credit with a bank had a balance of $139,314 and the Company's line of credit with a related party had a balance of $54,600. Subsequent to December 31, 2003, the bank notified the Company that it would not be renewing the line of credit in February, 2004. The line is collateralized by accounts receivable and general intangibles of the Company. Subsequent to December 31, 2003, the Company obtained a $200,000 annual revolving line of credit from a new bank, which expires on February 24, 2005 and bears interest at prime plus 1.75% not to exceed 18%, and is collateralized by all accounts receivable and general intangibles of the Company. As of December 31, 2003, the Company had no material commitments for capital expenditures to be made during calendar 2004.

                         INDEPENDENT ACCOUNTANTS' REPORT
                        ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Shareholders of 1mage Software, Inc.
Englewood, Colorado



In connection with our audit of the financial statements of 1mage Software, Inc. for each of the three years in the period ended December 31, 2003, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the financial statements.
      .
In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.

                                                                  BKD, LLP





Denver, Colorado
January 22, 2004

1MAGE SOFTWARE, INC.

SCHEDULE VIII
VALUATION AND QUALIFYING ACCOUNTS
----------------------------------------------------------------------------------------------

                                                         Additions    Deductions
                                            Balance       charged     Accounts
                                            at           to: Costs    charged       Balance
                                            beginning       and          to:        at end of
                                            of period    expenses     Allowance      period
                                           -----------  -----------  -----------   -----------
  For the Year Ended December 31, 2003:
     Allowance for Doubtful Accounts        $ 10,000    $  43,450    $   33,450    $  20,000
  For the Year Ended December 31, 2002
     Allowance for Doubtful Accounts        $ 10,000    $  34,850    $   34,850    $  10,000
  For the Year Ended December 31, 2001:
     Allowance for Doubtful Accounts        $ 10,000    $  62,888    $   62,888    $  10,000



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               There were no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

               As of the end of the period reported on in this report, the Company has undertaken an evaluation under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

               There have been no significant changes in the Company's internal controls during the quarter ended December 31, 2003, or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2004 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION
         The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2004 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2004 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2004 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
         The information required herein is incorporated by reference from the Company's definitive proxy statement for the 2004 annual meeting of shareholders.


                                     PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)  1. Financial Statements
               See Financial Statement Index on Page 13
            2. Financial Statement Schedules
               See Financial Statement Index on Page 13
            3. List of Exhibits

Exhibit Number   Description and Incorporation by Reference
--------------   ------------------------------------------
  3.1*       - Restated Articles of Incorporation of the Company, as amended.
  3.2*       - Bylaws of the Company, as amended.
  3.3*       - Articles of Amendment to the Articles of Incorporation of the
               Company dated April 18, 1991
  3.4**      - Articles of Amendment to the Articles of Incorporation dated
               May 21, 1993.
  3.4**      - Articles of Amendment to the Articles of Incorporation dated
               June 28, 1994.
 10.5*       - UniVerse(TM)Distributor Agreement between INFORMIX SOFTWARE, INC.
               and the Company dated May 15, 1991
 10.14*******- President Employment Agreement between David R. DeYoung and the
               Company dated November 1, 1999.
 10.15*******- Chief Financial Officer Employment Agreement between Mary Anne
               DeYoung and the Company dated September 1, 1999.
 10.21****   - Software License Agreement between Reynolds+Reynolds and the
               Company. The grant of confidential treatment for this exhibit filed separately with the Securities and Exchange Commission has been agreed to.

 10.22***    - 1994 Stock Option and Grant Plan.
 10.23**     - 1993 Stock Option Plan.
 10.24****** - Equity Incentive Plan
 10.25       - Revolving Credit
 10.25A. Revolving Credit Note and Business Security and Corporate Resolution for Borrowing with U.S. Bank, N.A. dated February 24, 2004
 23          - Consent of BKD, LLP
 31.1        - Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2        - Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32          - Certificate of CEO and CFO pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002


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

** Filed as an Exhibit to Form S-8 Registration Statement No. 33-86760, on November 29, 1994

*** Filed as an Exhibit to Form S-8 Registration Statement No. 33-78096, on April 22, 1994.

****    Filed as an Exhibit to Form 10-K for the period ended December 31, 1994.

****** Filed as an Exhibit to Form S-3 Registration Statement No. 333-35265, on September 10, 1997.

******* Filed as an Exhibit to Form 10-K for the period ended December 31, 2001

(b) There were no reports filed on Form 8-K for the quarter ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1MAGE SOFTWARE, INC.
By:   /s/ DAVID R. DEYOUNG                            Date:  MARCH 29, 2004
      --------------------                                   --------------
      David R. DeYoung
      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:   /s/ DAVID R. DEYOUNG                            Date:  MARCH 29 2004
      --------------------                                   -------------
      David R. DeYoung, President
      and Principal Chief Executive Officer


By:   /s/ MARY ANNE DEYOUNG                           Date:  March 29, 2004
       --------------------                                  --------------
      Mary Anne DeYoung
      Vice President, Finance
      Principal and Accounting Officer


By:   /s/ ROBERT WIEGAND, II                          Date:  March 29, 2004
      ----------------------                                ---------------
      Robert Wiegand, II
      Director and Secretary


By:   /s/ JOHN G. MAZZA                               Date:  March 29, 2004
      -----------------                                      --------------
      John G. Mazza
      Director


By:   /s/ SPENCER D. LEHMAN                           Date:  March 29, 2004
      ---------------------                                  --------------
      Spencer D. Lehman
      Director