Form 10-Q
period 2004-03-31
IMAGE SOFTWARE INC
filed 2004-05-17
CIK 723574

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended 3/31/2004
                                       OR
(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.  For the transition period from         to
                                                            -------    ------

                              1MAGE SOFTWARE, INC.
                              --------------------
             (Exact name of Registrant as specified in its charter)
                                     0-12535
                                     -------
                            (Commission File Number)
              COLORADO                                 84-0866294
              --------                                 ----------
      (State of Incorporation)             (IRS Employer Identification Number)

6025 S. QUEBEC ST. SUITE 300 ENGLEWOOD CO 80111       (303) 694-9180
-----------------------------------------------       --------------
   (Address of principal executive offices)     (Registrant's telephone number,
                                                     including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to such filing
requirements for the past 90 days.    Yes  X          No
                                         ------         -----

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes      No  X
                                      ----    ----

     As of May 9, 2004, there were 3,302,597 shares of the Registrant's Common Stock outstanding.

                                TABLE OF CONTENTS
                                -----------------


PART I.     FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

       Balance Sheets -March 31, 2004, and December 31, 2003................. 3

       Statements of Operations -for three months ended
       March 31, 2004 and March 31, 2003......................................4

       Statements of Cash Flows -for three months ended
       March 31, 2004 and March 31, 2003......................................5

       Item 2Management's Discussion and Analysis of Financial
       Condition and Results of Operations....................................8

       Item 3  Quantitative and Qualitative Disclosures About
       Market Risk............................................................9

       Item 4  Controls and Procedures........................................9

PART II.    OTHER INFORMATION

       Items 1-5.............................................................10

       Item 6 Exhibits and Reports on Form 8-K...............................10

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.     FINANCIAL STATEMENTS
                              1MAGE SOFTWARE, INC.
                                 BALANCE SHEETS

                                                            Unaudited
                                                             March 31,         December 31,
                                                               2004                2003
                                                         -----------------------------------
                         ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                              $       60,473     $      143,505

   Receivables:
       Trade (less allowance: 2004, $25,000;
         2003, $20,000)                                          630,459            609,216

   Deferred tax asset                                             20,000             20,000
   Prepaid expenses and other current assets                      39,489             55,457
   Inventory                                                      15,049             11,517
   Employee advances                                               3,419             19,631
                                                         ----------------   ----------------
       Total current assets                                      768,889            859,326

PROPERTY AND EQUIPMENT, at cost,  net                             43,948             43,465
OTHER ASSETS:
   Software development costs, net                               684,248            694,262
   Loan costs, net                                                21,609             25,929
   Deferred tax asset                                             40,000             40,000
   Rent/security deposit                                           7,841              7,841
   Inventory                                                       2,958              2,958
                                                         ----------------  -----------------
TOTAL ASSETS                                              $    1,569,493     $    1,673,781
                                                         ================  =================
          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                                         $      190,000     $           --
   Current portion of capital lease obligations                    4,161              3,663
   Deferred revenue                                              277,000            287,000
   Accounts payable                                              134,628            162,255
   Accrued liabilities                                           217,183            230,958
                                                         ----------------   ----------------
       Total current liabilities                                 822,972            683,876
LONG-TERM OBLIGATIONS:
   Capital lease obligations                                       7,898              7,105
   Line of credit-Bank                                                --            139,314
   Line of credit-Related Parties                                104,600             54,600
                                                         ----------------   ----------------
                                                                 112,498            201,019
                                                         ----------------   ----------------
SHAREHOLDERS' EQUITY:
   Common stock, $.004 par value - 10,000,000
     shares authorized;
      shares outstanding: 2004 - 3,287,597;
      2003 - 3,287,597                                            13,150             13,150
   Additional paid-in capital                                  7,288,455          7,288,455
   Accumulated deficit                                        (6,667,582)        (6,512,719)
                                                         ----------------   ----------------
      Total shareholders' equity                                 634,023            788,886
                                                         ----------------   ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $    1,569,493     $    1,673,781
                                                         ================  =================

See Notes to Condensed Financial Statements

                              1MAGE SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended March 31,
                                                 2004               2003
                                            --------------     --------------
REVENUE
   System sales and software licenses         $  156,007         $  151,990
   Services and annual fees                      287,737            276,678
                                            --------------     --------------
      Total revenue                              443,744            428,668
                                            --------------     --------------

COST OF REVENUE
  System sales and software licenses             102,265            117,817
  Services and annual fees                       138,051             92,211
                                            --------------     --------------
      Total cost of revenue                      240,316            210,028
                                            --------------     --------------

GROSS PROFIT                                     203,428            218,640
   % of Revenue                                      46%                51%
OPERATING EXPENSES:
   Selling, general & administrative             349,269            309,422
                                            --------------     --------------

LOSS FROM OPERATIONS                            (145,841)           (90,782)
                                            --------------     --------------

OTHER INCOME/(EXPENSE):
   Interest expense                               (9,104)            (4,051)
   Interest income                                    82                594
   Other income                                       --            138,375
                                            --------------     --------------
      Total other income (expense)                (9,022)           134,918
                                            --------------     --------------

INCOME/(LOSS) BEFORE INCOME TAXES               (154,863)            44,136

PROVISION FOR INCOME TAXES                            --                 --
                                            --------------     --------------

NET INCOME/(LOSS)                             $ (154,863)        $   44,136
                                            ==============     ==============

BASIC AND DILUTED INCOME/(LOSS) PER
COMMON SHARE:                                 $     (.05)               .01
                                            ==============     ==============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:                   3,287,597          3,175,738
                                            ==============     ==============

                     See Notes to Condensed Financial Statements

                              1MAGE SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Three Months Ended March 31,
                                                           2004          2003
                                                       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings/(Loss)                                     $(154,863)    $  44,136
Adjustments to reconcile earnings to net
  cash provided by operating activities:
   Depreciation and amortization                           84,093        79,893
   Deferred revenue                                       (10,000)      (26,000)
   Settlement of payable                                        0      (138,375)
   Issuance of stock for services                               0         7,000

Changes in assets and liabilities:
   Receivables                                            (21,243)       11,911
   Inventory                                               (3,532)          224
   Prepaid expenses and other assets                       32,180         3,656
   Accounts payable                                       (27,627)       13,366
   Accrued liabilities                                    (13,775)      (25,348)
                                                       -----------   -----------
     Net cash used for operating activities              (114,767)      (29,537)
                                                       -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                         (2,963)       (1,323)
Additions to capitalized software                         (65,286)      (64,988)
                                                       -----------   -----------
     Net cash used for investing activities               (68,249)      (66,311)
                                                       -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to the line of credit- Bank                      50,686            --
Additions to the line of credit- Related Party             50,000            --
Principal payments under capital lease obligations           (702)         (460)
                                                       -----------   -----------
     Net cash provided by (used for) financing
       activities                                          99,984          (460)
                                                       -----------   -----------

DECREASE IN CASH AND CASH EQUIVALENTS                     (83,032)      (96,308)

CASH AND CASH EQUIVALENTS, beginning of period            143,505       149,738
                                                       -----------   -----------
CASH AND CASH EQUIVALENTS, end of period                $  60,473     $  53,430
                                                       ===========   ===========

See Notes to Condensed Financial Statements

      Supplemental Cash Flows Information

       Capital lease obligation incurred for equipment  $   1,993     $      --

                              1MAGE SOFTWARE, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
GENERAL:
Management has elected to omit substantially all notes to the unaudited interim financial statements. Reference should be made to the Company's annual report on Form 10-K for the year ended December 31, 2003 as this report incorporates the Notes to the Company's year-end financial statements. The condensed balance sheet of the Company as of December 31, 2003 has been derived from the audited balance sheet of the Company as of that date.

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

EARNINGS (LOSS) PER SHARE - Earnings/ (Loss) per share is computed by dividing net income (loss) by the weighted average number of common and equivalent shares outstanding during the period. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share. As the average market price during the period ended March 31, 2003 was less than the lowest exercisable option price, the outstanding stock options were antidilutive and have been excluded from the computation of diluted earnings per share. As the Company incurred a net loss for the period ended March 31, 2004, the outstanding stock options and stock purchase warrants were antidilutive and have been excluded from the computation of diluted earnings per share.

STOCK-BASED COMPENSATION - At December 31, 2003, the Company has three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


------------------------------------------------------------------------------------------
                                                              For the three months ended
                                                                        March 31
------------------------------------------------------------------------------------------
                                                                  2004            2003
------------------------------------------------------------------------------------------
Net income (loss), as reported                               $ (154,863)     $    44,136
------------------------------------------------------------------------------------------
Less: Total stock-based employee compensation                    (5,807)         (15,073)
  cost determined under the fair value
  based method, net          of income taxes
------------------------------------------------------------------------------------------
Pro forma net income (loss)                                  $ (160,670)     $    29,063
------------------------------------------------------------------------------------------

Earnings/(loss) per share:
------------------------------------------------------------------------------------------
Basic and Diluted - as reported                              $    (0.05)     $      0.01
------------------------------------------------------------------------------------------
Basic and Diluted - pro forma                                $    (0.05)     $      0.01
------------------------------------------------------------------------------------------


LINE OF CREDIT - RELATED PARTY - On April 1, 2003, the Company entered into a $300,000 revolving line-of-credit agreement (the "Agreement") with DEMALE, LLC, an entity owned by certain stockholders of the Company. The line expires on June 30, 2005 and requires the Company, among other things, to maintain certain financial conditions. At March 31, 2004, there was $104,600 borrowed against this line. The line is secured by substantially all of the Company's assets but is subordinated to the bank line of credit, which holds a senior lien on the same assets. Interest is accrued and payable quarterly at prime plus 1 1/2% (6.5% at March 31, 2004) but may not be less than 7%; therefore, at March 31, 2004, interest was being accrued at 7%.

                                    OVERVIEW
                                    --------

     1mage Software, Inc. (the "Company") continues to face the challenge of consistently generating revenues at or above the level it achieved prior to the termination by Reynolds & Reynolds, Inc., its largest customer, of the 1996 Subscription and Maintenance Agreement with the Company. As a result of Reynolds' actions, which included the continued use by Reynolds' customers of the Company's software notwithstanding the termination of the contract and the cessation of payments by Reynolds to the Company for such use, the Company's revenues were dramatically reduced. Revenues from the Company's new customers since that time, which would have otherwise represented business growth, have been used instead to sustain operations. While the Company has brought legal action against Reynolds on various grounds, a successful resolution of that legal action is uncertain. Accordingly, the Company has focused on the development of new customers and new markets over the past few years, with mixed success.

     The Company's $155,000 net loss for the recent quarter represents a setback for the Company's efforts to achieve a consistent record of profitability in the post-Reynolds era. Because the Company has limited capital resources, namely a bank line of credit and a private line of credit from its shareholders, it cannot sustain such losses indefinitely without an adverse effect on its liquidity and operations. Thus, the Company plans to redouble its sales efforts and reduce non-essential expenses as part of its efforts to re-establish a consistent record of profitability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2004 VERSUS MARCH 31,
2003

The Company reported revenue of $444,000 for the first quarter of 2004, a $15,000 increase (4%) from $429,000 posted for the first quarter in 2003. This increase was due to a $35,000 (33%) increase in revenue from software licenses and a $36,000 (50%) increase in service revenue. However, due to higher compensation expenses and no other income in the first quarter of 2004, the Company posted a net loss of $155,000 or $(.05) per share, as compared to net income of $44,000, or $.01 per share, for the same quarter a year ago. In the first quarter 2003, the Company received $138,000 settlement of a disputed claim, which amount was reported as other income, that related to a volume purchase from a prior year that was tied to the acquisition of future software licenses.

Annual license fee revenue of $179,000 for the first quarter was 12% lower than the $204,000 reported in the preceding year due to the timing of revenue recognition for certain customers. Revenue from hardware sales of $13,000 decreased $31,000 (71%) over the same quarter in 2003. SG&A expenses of $349,000 were $40,000 (13%) greater than the same quarter in 2003, primarily due to increases in compensation expenses, travel and legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents of $60,000 decreased approximately $84,000 during the three months ended March 31, 2004 as compared to December 31, 2003. During 2004, the Company used cash of $65,000 for deferred development expenses. The Company had a working capital deficit of $54,000 as of March 31, 2004, versus working capital of $175,450 as of December 31, 2003 and a working capital deficit of $108,000 as of March 31, 2003. The decline in working capital during the quarter is attributable to the reclassification of the Company's bank line of credit as short term debt since it matures in February 2005. Included in current liabilities is $277,000 for Deferred Revenue, which represents payments on annual maintenance contracts that will be earned over the next twelve months. The Company had drawn $190,000 on its bank line of credit as of March 31, 2004. The $200,000 bank line matures in February, 2005 and is collateralized by all accounts receivable and general intangibles of the Company. In addition, as of March 31, 2004, the Company had drawn $104,600 on its line of credit with DEMALE, a related party. This private line of credit has a cap of $300,000, expires in June, 2005, and is secured by a second lien on the same assets as the bank line of credit.

As noted above, the termination by Reynolds of its 1996 Subscription and Maintenance Agreement and the resulting loss of Reynolds as a customer has had a material adverse impact on the Company's revenue. There has been a corresponding adverse impact on cash flow and liquidity. While the Company has not replaced all of the revenue lost as a result of the termination of the 1996 contract and Reynolds' subsequent actions, it is possible that some portion of that lost revenue will be awarded to the Company in the ongoing litigation between the Company and Reynolds. Such an award could provide a meaningful addition to the Company's capital resources. Naturally, the Company cannot predict the outcome of that litigation nor can there be any assurance that the Company will ever obtain a meaningful recovery from Reynolds.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  INAPPLICABLE


ITEM 4. CONTROLS AND PROCEDURES

Internal Controls
As of the end of the period reported on in this report, the company has undertaken an evaluation under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There have been no significant changes in the Company's internal controls during the quarter ended March 31, 2004, or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

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

     31.2 CERTIFICATE OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     32 CERTIFICATE OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


(B) REPORTS ON FORM 8-K

  There were no reports filed on Form 8-K for the quarter ended March 31, 2004.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              1MAGE SOFTWARE, INC.
                                  (Registrant)

Date:  5/17/2004                            /S/ DAVID R. DEYOUNG
                                            --------------------
                                            David R. DeYoung
                                            President, Principal and Chief
                                            Executive Officer

Date:  5/17/2004                            /S/ MARY ANNE DEYOUNG
                                            ---------------------
                                            Mary Anne DeYoung
                                            Vice President, Finance and
                                            Principal Financial Officer