Form 10-Q
period 2004-06-30
IMAGE SOFTWARE INC
filed 2004-08-16
CIK 723574

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended 6/30/2004
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to
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


As of August 16, 2004, there were 3,302,597 shares of the Registrant's Common Stock outstanding.

                                TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

      Balance Sheets -June 30, 2004, and December 31, 2003...................3

      Statements of Operations -for three months ended June 30, 2004 and June 30, 2003......................................................4

      Statements of Operations -for six months ended June 30, 2004 and June 30, 2003......................................................5

      Statements of Cash Flows -for six months ended June 30, 2004 and June 30, 2003 .....................................................6

      Item 2 Management's Discussion and Analysis of Financial Condition
      and Results of Operations..............................................8

      Item 3 Quantitative and Qualitative Disclosures About Market Risk......9

      Item 4 Controls and Procedures.........................................9

PART II.    OTHER INFORMATION

      Items 1-5..............................................................10

      Item 6 Exhibits and Reports on Form 8-K................................10

                         PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
                              1MAGE SOFTWARE, INC.
                                 BALANCE SHEETS

                                                              Unaudited
                                                               June 30,         December 31,
                         ASSETS                                  2004               2003
                                                            --------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                  $    35,093        $   143,505
  Receivables:
    Trade (less allowance: 2004, $25,000; 2003, $20,000)         511,741            609,216
  Deferred tax asset                                              20,000             20,000
  Prepaid expenses and other current assets                       13,843             55,457
  Inventory                                                       16,335             11,517
  Employee advances                                                5,592             19,631
                                                            -------------      -------------
       Total current assets                                      602,604            859,326

PROPERTY AND EQUIPMENT, at cost, net                              41,093             43,465
OTHER ASSETS:
  Software development costs, net                                671,946            694,262
  Loan costs, net                                                 17,289             25,929
  Deferred tax asset                                              40,000             40,000
  Rent/security deposit                                            7,841              7,841
  Inventory                                                        2,508              2,958
                                                            -------------      -------------
TOTAL ASSETS                                                 $ 1,383,281   $      1,673,781
                                                            =============      =============
          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit-Bank                                        $   190,000   $             --
  Line of credit-Related Party                                   213,600                 --
  Current portion of capital lease obligations                     4,161              3,663
  Deferred revenue                                               272,000            287,000
  Accounts payable                                               112,062            162,255
  Accrued liabilities                                            209,810            230,958
                                                            -------------      -------------
       Total current liabilities                               1,001,633            683,876
                                                            -------------      -------------
LONG-TERM OBLIGATIONS:
  Capital lease obligations                                        7,096              7,105
  Line of credit-Bank                                                 --            139,314
  Line of credit-Related Party                                        --             54,600
                                                            -------------      -------------
                                                                   7,096            201,019
                                                            -------------      -------------
SHAREHOLDERS' EQUITY:
  Common stock, $.004 par value - 10,000,000
    shares authorized; shares outstanding:
    2004: 3,302,597 and 2003: 3,287,597                           13,210             13,150
   Additional paid-in capital                                  7,294,838          7,288,455
   Accumulated deficit                                        (6,933,496)        (6,512,719)
                                                            -------------      -------------
      Total shareholders' equity                                 374,552            788,886
                                                            -------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 1,383,281        $ 1,673,781
                                                            =============      =============

See Notes to Condensed Financial Statements

                              1MAGE SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three Months Ended June 30,
                                                  2004             2003
                                            --------------     ------------
REVENUE
  System sales and software licenses         $     93,434       $  246,294
  Services and annual fees                        240,488          261,066
                                            --------------     ------------
      Total revenue                               333,922          507,360
                                            --------------     ------------

COST OF REVENUE
  System sales and software licenses               94,951          133,819
  Services and annual fees                        116,665           93,494
                                            --------------     ------------
      Total cost of revenue                       211,616          227,313
                                            --------------     ------------

GROSS PROFIT                                      122,306          280,047
  % of Revenue                                        37%              55%
OPERATING EXPENSES:
  Selling, general & administrative               378,552          313,195
                                            --------------     ------------

LOSS FROM OPERATIONS                             (256,246)         (33,148)
                                            --------------     ------------

OTHER INCOME/(EXPENSE):
  Interest expense                                 (9,800)          (4,041)
  Interest income                                      31            1,143
  Other income                                        101               --
                                            --------------     ------------
      Total other income (expense)                 (9,668)          (2,898)
                                            --------------     ------------

LOSS BEFORE INCOME TAXES                         (265,914)         (36,046)

PROVISION FOR INCOME TAXES                             --               --
                                            --------------     ------------

NET LOSS                                     $   (265,914)      $  (36,046)
                                            ==============     ============

BASIC AND DILUTED LOSS PER
COMMON SHARE:                                $       (.08)      $     (.01)
                                            ==============     ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:                    3,300,125        3,244,927
                                            ==============     ============

                 See Notes to Condensed Financial Statements

                              1MAGE SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Six Months Ended June 30,
                                                  2004             2003
                                             -------------     ------------
REVENUE
  System sales and software licenses          $   249,441       $  398,284
  Services and annual fees                        528,225          537,744
                                             -------------     ------------
      Total revenue                               777,666          936,028
                                             -------------     ------------

COST OF REVENUE:
  System sales and software licenses              197,216          251,636
  Services and annual fees                        254,716          185,705
                                             -------------     ------------
      Total cost of revenue                       451,932          437,341
                                             -------------     ------------

GROSS PROFIT                                      325,734          498,687
   % Of Revenue                                       42%              53%

OPERATING EXPENSES:
   Selling, general & administrative              727,821          622,617
                                             -------------     ------------

LOSS FROM OPERATIONS                             (402,087)        (123,930)
                                             -------------     ------------

OTHER INCOME/(EXPENSE):
   Interest income                                    113            1,593
   Interest expense                               (18,904)          (8,092)
   Other income                                       101          138,519
                                             -------------     ------------
      Total other income (expense)                (18,690)         132,020
                                             -------------     ------------

INCOME/(LOSS) BEFORE INCOME TAXES                (420,777)           8,090

PROVISION FOR INCOME TAXES                             --               --
                                             -------------     ------------
NET INCOME/(LOSS)                             $  (420,777)      $    8,090
                                             =============     ============

BASIC AND DILUTED INCOME/(LOSS) PER
COMMON SHARE:                                 $     (0.13)      $     0.00
                                             =============     ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
    Basic                                       3,293,860        3,197,062
                                             =============     ============
    Diluted                                     3,293,860        3,203,950
                                             =============     ============

                         See Notes to Condensed Financial Statements

                              1MAGE SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Six Months Ended June 30,
                                                        2004            2003
                                                   -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings/(Loss)                                 $  (420,777)     $    8,090
Adjustments to reconcile earnings to net
 cash provided by operating activities:
  Depreciation and amortization                         168,168         164,052
  Deferred revenue                                      (15,000)        (11,000)
  Settlement of payable                                      --        (138,375)
  Issuance of stock for services                             --           7,000

Changes in assets and liabilities:
  Receivables                                            97,475          32,370
  Inventory                                              (4,368)          1,745
  Prepaid expenses and other assets                      55,653         (11,460)
  Accounts payable                                      (50,193)         27,174
  Accrued liabilities                                   (21,148)        (27,658)
                                                   -------------    ------------
    Net cash provided by (used for)
      operating activities                             (190,190)         51,938
                                                   -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                       (4,563)         (2,245)
Additions to capitalized software                      (128,284)       (130,863)
                                                   -------------    ------------
    Net cash used for investing activities             (132,847)       (133,108)
                                                   -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net additions (repayments) to the line
  of credit-Bank                                         50,686         (10,000)
Additions to the line of credit- Related Party          159,000          40,000
Principal payments under capital lease obligations       (1,504)           (460)
Proceeds from exercise of stock options                   6,443              --
                                                   -------------    ------------
    Net cash provided by financing activities           214,625          29,540
                                                   -------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS                  (108,412)        (51,630)

CASH AND CASH EQUIVALENTS, beginning of period          143,505         149,738
                                                   -------------    ------------
CASH AND CASH EQUIVALENTS, end of period            $    35,093      $   98,108
                                                   =============    ============

See Notes to Condensed Financial Statements

      Supplemental Cash Flows Information

Issuance of stock and stock purchase warrants
  for deferred loan origination fees
  related to the DEMALE, LLC line of credit         $        --       $  38,889
Capital lease obligation incurred for equipment           1,993              --

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

EARNINGS (LOSS) PER SHARE - Earnings/ (Loss) per share is computed by dividing net income (loss) by the weighted average number of common and equivalent shares outstanding during the period. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share. As the Company incurred a net loss for the three and six months ended June 30, 2004 and for the three months ended June 30, 2003, the outstanding stock options and stock purchase warrants were antidilutive and have been excluded from the computation of diluted earnings per share. For the six months ended June 30, 2003, approximately 7,000 outstanding stock options are considered dilutive and are included in the denominator for the computation of diluted earnings per share.

STOCK-BASED COMPENSATION - The Company has three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

--------------------------------------------------------------------------------------------
                                    For the Three Months Ended      For the Six Months Ended
                                              June 30,                       June 30,
--------------------------------------------------------------------------------------------
                                        2004            2003             2004        2003
                                        ----            ----             ----        ----
--------------------------------------------------------------------------------------------
Net income (loss), as reported       $ (265,914)    $  (36,046)      $ (420,777)  $   8,090
--------------------------------------------------------------------------------------------
Less: Total stock-based
employee compensation cost
determined  under the fair  value
based method, net of income taxes      (5,806)         (28,281)         (11,613)    (43,354)
--------------------------------------------------------------------------------------------
Pro forma net income (loss)          $ (271,720)    $  (64,327)      $ (432,390)  $ (35,264)
--------------------------------------------------------------------------------------------

Earnings per share:
--------------------------------------------------------------------------------------------
Basic and Diluted - as reported      $  (.08)       $  (.01)         $  (.13)     $  .00
--------------------------------------------------------------------------------------------
Basic and Diluted - pro forma        $  (.08)       $  (.02)         $  (.13)     $ (.01)
--------------------------------------------------------------------------------------------


LINE OF CREDIT - RELATED PARTY - On April 1, 2003, the Company entered into a $300,000 revolving line-of-credit agreement (the "Agreement") with DEMALE, LLC, an entity owned by certain stockholders of the Company. The line expires on June 30, 2005 and requires the Company, among other things, to maintain certain financial conditions. At June 30, 2004, there was $213,600 borrowed against this line. The line is secured by substantially all of the Company's assets but is subordinated to the bank line of credit, which holds a senior lien on the same assets. Interest is accrued and payable quarterly at prime plus 1 1/2% (6.5% at June 30, 2004) but may not be less than 7%; therefore, at June 30, 2004, interest was being accrued at 7%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                    OVERVIEW


      In the quarter ended June 30, 2004, 1mage Software, Inc. (the "Company") generated only $334,000 in revenue, a 34% drop from year ago levels. The quarterly results were another setback for the Company as it seeks to consistently generate revenues comparable to those generated prior to the termination by Reynolds & Reynolds, Inc., its largest customer, of its 1996 Subscription and Maintenance Agreement with the Company. Since Reynolds' termination in April 2002, the Company's revenues have been dramatically reduced. Revenues from the Company's new customers since that time, which would have otherwise represented business growth, have been used instead to sustain operations. Similarly, the Company's $266,000 net loss for the recent quarter represents a setback for the Company's efforts to achieve a consistent record of profitability in the post-Reynolds era. In addition, while the Company brought various legal actions against Reynolds on various grounds, the recent dismissal of the Company's claims by an arbitrator means that a successful resolution of those legal actions is now unlikely. Accordingly, the Company will be rededicating itself to the development of new customers and new markets in the future.

The more pressing challenge faced by the Company today, however, is that of liquidity. Because the Company has limited capital resources, namely a bank line of credit and a private line of credit from its shareholders, it cannot sustain such losses indefinitely without an adverse effect on its liquidity and operations. As a result, the Company implemented across the board pay cuts of 10% effective June 30 and has reduced headcount to 15 employees. Moreover, preliminary indications are that, with the distraction of the Reynolds arbitration hearing and decision no longer before it, the Company's sales should be stronger in the third quarter.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2004 VERSUS JUNE 30, 2003

The Company reported revenue of $334,000 for the second quarter of 2004, a $173,000 decrease (34%) from $507,000 posted for the second quarter in 2003. This decrease was due to a $125,000 (61%) decrease in revenue from software licenses and a $38,000 (17%) decrease in annual license fee revenue. In addition, legal expenses of $76,000 for the quarter represented a 176% increase over the second quarter of 2003, contributing to a $65,000 increase in Selling, General and Administrative expenses. Consequently, the Company posted a net loss of $266,000 or $(.08) per share, as compared to a net loss of $36,000, or $(.01) per share, for the same quarter a year ago.

Annual license fee revenue of $185,000 for the second quarter was 17% lower than the $223,000 reported in the preceding year due to the timing of revenue recognition for certain customers. Revenue from hardware sales of $13,000 decreased $28,000 (69%) over the same quarter in 2003. SG&A expenses of $379,000 were $65,000 (21%) greater than the same quarter in 2003, primarily due to increases in legal and compensation expenses.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2004 VERSUS JUNE 30, 2003 The Company reported revenue of $778,000 for the six months ended June 30, 2004, a decrease of $158,000, or 17%, from the $936,000 reported for the first six months in 2003. Gross profit decreased $173,000 for the comparable year to date periods. Software sales decreased $89,000, or 29%. Hardware sales decreased $60,000, or 70%, as a result of customers' varying needs for equipment. Annual license fees decreased $63,000, or 15%. For the six months ended June 30, 2004, gross profit as a percent of revenue was 42%, as compared to 53% for the year earlier period. SG&A expenses of $728,000 for the second quarter 2004 were $105,000 or 17% higher than $623,000 for the six months ended June 30, 2003, primarily due to increased salaries, legal expenses, and travel costs. The Company reported a net loss of $421,000, or $(.13) per share, for the six months ended June 30, 2004, as compared to net income of $8,090, or $.00 per share, for the same period one year ago.

In first quarter 2003, the Company settled a liability of $139,000, which is included in other income, that related to a volume sale from a prior year that was tied to the purchase of future software licenses.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents of $35,000 decreased approximately $108,000 during the six months ended June 30, 2004 as compared to December 31, 2003. During 2004, the Company used cash of $128,000 for deferred development expenses. The Company had a working capital deficit of $399,000 as of June 30, 2004, versus working capital of $175,000 as of December 31, 2003 and a working capital deficit of $94,000 as of June 30, 2003. The decline in working capital during the six months is attributable to the reclassification of the Company's private line of credit as short term debt since it matures in June, 2005. Included in current liabilities is $272,000 for Deferred Revenue, which represents payments on annual maintenance contracts that will be earned over the next twelve months. The Company had drawn $190,000 on its bank line of credit on June 30, 2004. The $200,000 bank line matures in February, 2005 and is collateralized by all accounts receivable and general intangibles of the Company. In addition, as of June 30, 2004, the Company had drawn $213,600 on its line of credit with DEMALE, a related party. This private line of credit has a cap of $300,000 and expires in June, 2005 and is secured by a second lien on the same assets as the bank line of credit.

As noted above, the termination by Reynolds of its 1996 Subscription and Maintenance Agreement and the resulting loss of Reynolds as a customer has had a material adverse impact on the Company's revenue. There has been a corresponding adverse impact on cash flow and liquidity. The Company has failed to replace all of the revenue lost as a result of the termination of the 1996 contract and Reynolds' subsequent actions. At this point in time, in light of the arbitrator's decision to dismiss the Company's claims against Reynolds, it is unlikely that a significant amount of that lost revenue will be awarded to the Company in the ongoing litigation between the Company and Reynolds. Based on the arbitrator's decision, it is possible that the Company will never obtain a meaningful recovery from Reynolds.

The Company's financial resources include cash on hand, revenues from operations, and management of funds available on its revolving lines of credit. In the Company's judgment, sufficient financial resources are available to meet current working capital needs.

FORWARD LOOKING STATEMENTS
Some of the statements made herein that are not historical facts may be considered "forward looking statements," including but not limited to the statements made in the Overview section of this Management's Discussion and Analysis. All forward-looking statements are, of course, subject to varying levels of uncertainty. In particular, statements which suggest or predict future events or state the Company's expectations or assumptions as to future events may prove to be partially or entirely inaccurate, depending on any of a variety of factors, such as adverse economic conditions, new technological developments, competitive developments, competitive pressures, changes in the management, personnel, financial condition or business objectives of one or more of the Company's customers, increased governmental regulation or other actions affecting the Company or its customers as well as other factors.

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

There have been no significant changes in the Company's internal controls during the quarter ended June 30, 2004, or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.


                             PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

     On June 17, 2004, the company received notification from the American Arbitration Association that all of the Company's claims against the Reynolds and Reynolds Company ("Reynolds") submitted for arbitration had been dismissed and a second hearing would be held, as previously scheduled, on October 11, 2004 for consideration of Reynolds' counterclaims against the Company.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS             INAPPLICABLE
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                       INAPPLICABLE
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Registrant's annual meeting of shareholders was held on June 7, 2004. At the meeting, David R. DeYoung, Mary Anne DeYoung, Robert Wiegand II, John G. Mazza and Spencer D. Lehman were elected as directors. The shareholders approved and ratified the appointment of BKD, LLP as the Company's independent accountants for the year ending

December 31, 2004, and approved an amendment to the Company's Equity Incentive Plan to increase the number of shares available under the Plan.

The number of votes cast for or withheld for each director was as follows:

NOMINEE                         FOR                      WITHHELD
David R. DeYoung             3,187,281                    10,458
Mary Anne DeYoung            3,187,281                    10,458
Robert Wiegand II            3,187,309                    10,430
John G. Mazza                3,187,366                    10,373
Spencer D. Lehman                   3,187,366             10,373

The number of votes cast for, against and abstentions for ratification of the auditors was as follows:

   FOR                       AGAINST                     ABSTAIN
3,169,719                    27,745                        275

The number of votes cast for, against and abstentions for approval of the amendment to the Company's Equity Incentive Plan was as follows:

   FOR                       AGAINST                     ABSTAIN
1,900,963                    24,110                        525

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

     (A)  EXHIBIT TABLE

          31.1 CERTIFICATE OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

          31.2 CERTIFICATE OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

          32 CERTIFICATE OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (B)  REPORTS ON FORM 8-K

          A report on Form 8-K dated June 17, 2004 under Item 5 was filed with the Commission on June 24, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              1MAGE SOFTWARE, INC.
                                  (Registrant)

Date: 8/16/2004               /S/ DAVID R. DEYOUNG
                              --------------------

                              David R. DeYoung
                              President, Principal and Chief Executive Officer

Date:  8/16/2004              /S/ MARY ANNE DEYOUNG
                              ---------------------

                              Mary Anne DeYoung
                              Vice President, Finance and Principal
                              Financial Officer