Form 10-Q
period 2004-09-30
IMAGE SOFTWARE INC
filed 2004-11-22
CIK 723574

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended 9/30/2004
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to ______ to ______.


                              1MAGE SOFTWARE, INC.
                              --------------------
             (Exact name of Registrant as specified in its charter)

                                     0-12535
                                     -------
                            (Commission File Number)

            COLORADO                                    84-0866294
    (State of Incorporation)               (IRS Employer Identification Number)

  6025 S. Quebec St. #300 Englewood CO 80111                (303) 694-9180
  ------------------------------------------                --------------
   (Address of principal executive offices)             (Registrant's telephone
                                                         incl. area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to such filing
requirements for the past 90 days.           Yes  X         No
                                                 -----         -----

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes           No  X
                                                   -----        -----


As of November 15, 2004, there were 3,302,597 shares of the Registrant's common stock outstanding.

                                                         TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements
     Balance Sheets -September 30, 2004 and December 31, 2003................................................3

     Statements of Operations  -for three months ended September 30, 2004 and September 30, 2003.............4

     Statements of Operations -for nine months ended September 30, 2004 and September 30, 2003...............5
     Statements of Cash Flows -for nine months ended September 30, 2004 and September 30, 2003...............6

     Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations..........9

     Item 3   Quantitative and Qualitative Disclosures About Market Risk....................................11

     Item 4   Controls and Procedures.......................................................................11


PART II.  OTHER INFORMATION

     Items 1-5..............................................................................................12


     Item 6   Exhibits .....................................................................................12

PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                                                        1MAGE SOFTWARE, INC.
                                                           BALANCE SHEETS

                                                                            September 30,
ASSETS                                                                          2004          December 31,
                                                                            (Unaudited)           2003
                                                                            -------------     -----------
CURRENT ASSETS
   Cash and cash equivalents                                                 $     6,875      $   143,505
   Receivables:
       Trade (less allowance: 2004, $25,000; 2003, $20,000)                      207,773          609,216
   Inventory                                                                      18,663           11,517
   Prepaid expenses and other current assets                                       4,139           55,457
   Deferred tax asset                                                                 --           20,000
   Employee advances                                                               5,387           19,631
                                                                             -----------      -----------
       Total current assets                                                      242,837          859,326

PROPERTY AND EQUIPMENT, at cost, net                                              36,734           43,465
OTHER ASSETS
   Software development costs, net                                               659,237          694,262
   Deferred tax asset                                                                 --           40,000
   Loan costs, net                                                                12,969           25,929
   Inventory:  long-term                                                           2,958            2,958
   Rent deposits                                                                   7,841            7,841
                                                                             -----------      -----------
TOTAL ASSETS                                                                 $   962,576      $ 1,673,781
                                                                             ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Line of credit - bank                                                     $   180,000      $        --
   Line of credit - related party                                                213,600               --
   Current portion of capital lease obligations                                    4,161            3,663
   Accounts payable                                                               89,799          162,255
   Deferred revenue                                                              270,848          287,000
   Accrued liabilities                                                           360,116          230,958
                                                                             -----------      -----------
       Total current liabilities                                               1,118,524          683,876
LONG-TERM OBLIGATIONS
   Line of credit-bank                                                                --          139,314
   Line of credit-related party                                                       --           54,600
   Capital lease obligations                                                       5,965            7,105
                                                                             -----------      -----------
                                                                                   5,965          201,019
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Common stock, $.004 par value - 10,000,000 shares
   authorized; shares outstanding:
   2004 - 3,302,597; 2003 - 3,274,597                                             13,210           13,150
   Additional paid-in capital                                                  7,294,838        7,288,455
   Accumulated deficit                                                        (7,469,961)      (6,512,719)
                                                                             -----------      -----------
       Total shareholders' equity                                               (161,913)         788,886
                                                                             -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $   962,576      $ 1,673,781
                                                                             ===========      ===========
   See Notes to Condensed Financial Statements.

                              1MAGE SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended September 30,
                                                               2004                 2003
                                                           -------------       ------------
REVENUE
   System sales and software licenses                        $   106,326       $   197,940
   Services and annual fees                                      234,232           214,422
                                                             -----------       -----------
      Total revenue                                              340,558           412,362
                                                             -----------       -----------

COST OF REVENUE
   Software licenses                                              91,084           111,589
   Services and annual fees                                       95,871            71,389
                                                             -----------       -----------
      Total cost of revenue                                      186,955           182,978
                                                             -----------       -----------

GROSS PROFIT                                                     153,603           229,384
   % Of Revenue                                                       45%               56%

OPERATING EXPENSES
   Selling, general & administrative                             617,583           320,782
                                                             -----------       -----------
LOSS FROM OPERATIONS
                                                                (463,980)          (91,398)
                                                             -----------       -----------

OTHER INCOME/(EXPENSE)
   Interest income                                                   129                45
   Interest expense                                              (12,473)           (3,730)
   Other expense                                                    (141)               --
                                                             -----------       -----------
      Total other income/(expense)                               (12,485)           (3,685)
                                                             -----------       -----------

LOSS BEFORE INCOME TAXES                                        (476,465)          (95,083)

PROVISION FOR INCOME TAXES                                        60,000                --
                                                             -----------       -----------

NET LOSS                                                     $  (536,465)      $   (95,083)
                                                             ===========       ===========

LOSS PER COMMON SHARE:
     BASIC                                                   $      (.16)      $      (.03)
                                                             ===========       ===========
     DILUTED                                                 $      (.16)      $      (.03)
                                                             ===========       ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING:
     BASIC                                                     3,302,597         3,274,597
                                                             ===========       ===========
     DILUTED                                                   3,302,597         3,274,597
                                                             ===========       ===========

See Notes to Condensed Financial Statements.

                              1MAGE SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Nine Months Ended September 30,
                                                     2004              2003
                                                ------------       ------------
REVENUE
   System sales and software licenses            $   355,767       $   596,224
   Services and annual fees                          762,457           752,166
                                                 -----------       -----------
      Total revenue                                1,118,224         1,348,390
                                                 -----------       -----------

COST OF REVENUE:
   Software licenses                                 288,300           363,225
   Services and annual fees                          350,587           257,094
                                                 -----------       -----------
      Total cost of revenue                          638,887           620,319
                                                 -----------       -----------

GROSS PROFIT                                         479,337           728,071
   % Of Revenue                                           43%               54%
OPERATING EXPENSES
   Selling, general & administrative               1,345,404           943,399
                                                 -----------       -----------
LOSS FROM OPERATIONS                                (866,067)         (215,328)
                                                 -----------       -----------

OTHER INCOME/(EXPENSE):                                  242             1,638
   Interest expense                                  (31,377)          (11,822)
   Other income/(expense)                                (40)          138,519
                                                 -----------       -----------
      Total other income (expense)                   (31,175)          128,335)
                                                 -----------       -----------

LOSS BEFORE INCOME TAXES                            (897,242)          (86,993)

PROVISION FOR INCOME TAXES                           (60,000)               --
                                                 -----------       -----------

NET LOSS                                         $  (957,242)      $   (86,993)
                                                 ===========       ===========


LOSS PER COMMON SHARE:
     BASIC                                       $      (.29)      $      (.03)
                                                 ===========       ===========
     DILUTED                                     $      (.29)             (.03)
                                                 ===========       ===========
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING:
     BASIC                                         3,296,794         3,223,192
                                                 ===========       ===========
     DILUTED                                       3,296,794         3,223,192
                                                 ===========       ===========
See Notes to Condensed Financial Statements

                              1MAGE SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine Months Ended September 30,
                                                              2004           2003
                                                        ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                   $(957,242)     $ (86,993)
Adjustments to reconcile earnings to net cash
provided by operating activities:
   Depreciation and amortization                             252,147        248,139
   Defered taxes                                              60,000             --
   Settlement of payable                                          --       (138,375)
   Deferred revenue                                          (16,152)       (21,000)
   Issuance of stock for services or fees                         --          7,000
   Changes in assets and liabilities:
     Trade receivables                                       401,443         70,326
     Inventory                                                (7,146)         6,840
     Prepaid expenses and other assets                        65,562        (12,172)
     Accounts payable                                        (72,456)         6,275
     Accrued expenses                                        129,158         (2,545)
                                                           ---------      ---------
        Net cash provided by/(used for) operating           (144,686)        77,495
        activities                                         ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                            (4,563)        (5,809)
Additions to capitalized software                           (190,875)      (196,892)
                                                           ---------      ---------
        Net cash used for investing activities              (195,438)      (202,701)
                                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on line of credit - related party             159,000         79,600
Net borrowings (payments) on line of credit - bank            40,686        (30,982)
Repayment of long-term obligations                            (2,635)          (460)
Proceeds from exercise of stock options                        6,443              0
                                                           ---------      ---------
        Net cash provided by financing activities            203,494         48,158
                                                           ---------      ---------

DECREASE IN CASH AND CASH                                   (136,630)       (77,048)
EQUIVALENTS
CASH AND CASH EQUIVALENTS, beginning of period               143,505        149,738
                                                           ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                   $   6,875      $  72,690
                                                           =========      =========
See Notes to Condensed Financial Statements

Supplemental Cash Flows Information
Issuance of stock and stock purchase warrants
    for deferred loan origination fees
    related to the DEMALE, LLC line of credit              $      --      $  38,889
Capital lease obligation incurred for equipment            $   1,993      $      --

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

      EARNINGS (LOSS) PER SHARE - Earnings/ (Loss) per share is computed by dividing net income by the weighted average number of common and equivalent shares outstanding during the period. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share. As the Company incurred net losses for the three and nine months ended September 30, 2004 and 2003, the outstanding stock options are considered antidilutive and have been excluded from the computation of diluted earnings per share. As the Company incurred net losses for the three and nine months ended September 30, 2004 and 2003, the outstanding stock purchase warrants are considered antidilutive and have been excluded from the computation of diluted earnings per share.

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



--------------------------------------------------------------------------------------------------------------
                                                 For the Three Months Ended      For the Nine Months Ended
                                                           September 30,                      September 30,
--------------------------------------------------------------------------------------------------------------
                                                  2004            2003              2004           2003
--------------------------------------------------------------------------------------------------------------
Net income (loss), as reported                $(536,465)     $   (95,083)       $  (957,242)    $   (86,993)
--------------------------------------------------------------------------------------------------------------
Less: Total stock-based employee
compensation cost determined under
the fair value based method, net
of income taxes                                 (10,394)         (23,032)           (22,007)        (66,386)
--------------------------------------------------------------------------------------------------------------
Pro forma net income (loss)                   $(546,859)     $  (118,115)       $  (979,249)    $  (153,379)
--------------------------------------------------------------------------------------------------------------

Earnings per share:
--------------------------------------------------------------------------------------------------------------
Basic and Diluted - as reported               $    (.16)       $    (.03)         $    (.29)    $      (.03)
--------------------------------------------------------------------------------------------------------------
Basic and Diluted - pro forma                 $    (.17)       $    (.04)         $    (.30)    $      (.05)
--------------------------------------------------------------------------------------------------------------



 LINE OF CREDIT - RELATED PARTY - On April 1, 2003, the Company entered into a $300,000 revolving line-of-credit agreement (the "Agreement") with DEMALE, LLC, an entity owned by certain stockholders of the Company. In connection with the Agreement, the Company issued 90,000 shares of restricted common stock and stock purchase warrants to purchase an additional 90,000 shares of restricted common stock as payment for loan origination costs. The line expires on June 30, 2005 and requires the Company, among other things, to maintain certain financial conditions. At September 30, 2004, there was $213,600 borrowed against this line. The line is secured by substantially all of the Company's assets but is subordinated to the bank line of credit, which holds a senior lien on the same assets. Interest is accrued and payable quarterly at prime plus 1 1/2% (7.25% at September 30, 2004) but may not be less than 7%; therefore, at September 30, 2004, interest was being accrued at 7.25%.

SUBSEQUENT EVENTS - On November 17, 2004, the Company learned that an arbitration award in the amount of $392,061.22 had been entered against the Company, of which $198,450.32 is unfunded. A judgment against the Company on this award could render the Company insolvent and cause it to file bankruptcy or take other, similar actions. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

      In the quarter ended September 30, 2004, 1mage Software, Inc. (the "Company") generated only $341,000 in revenue, a 17% drop from year ago levels. The quarterly results were another setback for the Company as it seeks to consistently generate revenues comparable to those generated prior to the termination by Reynolds & Reynolds, Inc., its largest customer, of its 1996 Subscription and Maintenance Agreement with the Company. Since Reynolds' termination in April 2002, the Company's revenues have been dramatically reduced. Revenues from the Company's new customers since that time, which would have otherwise represented business growth, have been used instead to sustain operations. Similarly, the Company's $536,000 net loss for the recent quarter represents a setback for the Company's efforts to achieve a consistent record of profitability in the post-Reynolds era. In addition, while the Company brought various legal actions against Reynolds on various grounds, the recent dismissal of the Company's claims by an arbitrator means that a successful resolution of those legal actions is now unlikely. Moreover, the Company is faced with the prospect of having to pay almost $400,000 (of which $193,610.90 is held in excrow) to Reynolds on account of its counterclaims when its resources are very likely to be insufficient to satisfy a judgment on these counterclaims. See Legal Proceedings. Accordingly, the Company has rededicated itself to the development of new customers and new markets for its products and services.

The more pressing challenge faced by the Company today, however, is that of liquidity. Because the Company has limited capital resources, namely a bank line of credit and a private line of credit from its shareholders, it cannot sustain such losses indefinitely without an adverse effect on its liquidity and operations. As a result, the Company implemented across the board pay cuts of 10% effective June 30 and has reduced headcount to 15 employees. Moreover, preliminary indications are that, with the distraction of the Reynolds arbitration hearing and decision no longer before it, the Company's sales should be stronger in the fourth quarter and beyond. On the other hand, the Company's potential inability to satisfy a judgment on the arbitrator's award against it in the Reynolds arbitration could have severe consequences for the Company, including but not limited to a risk of bankruptcy reorganization or liquidation. See Legal Proceedings.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2003
The Company reported revenue of $341,000 for the third quarter of 2004. This represented a $ 71,000 decrease, or 17%, from the $412,000 in revenue posted for the third quarter a year ago. While software revenue decreased $75,000 or 43%, recurring license fees increased $23,000, or 14%. In addition, revenue from consulting services was $50,000, a 6% decrease from the third quarter last year.

SG&A expenses of $618,000 for the third quarter of 2004 were 93% higher, or $297,000, than the $321,000 reported for the third quarter of 2003, due to an approximate $392,000 amount for settlement of Reynolds counterclaims, partially affected by reduced expenses in nearly every category. The Company reported a net loss of $(536,000) for the third quarter 2004, or $(.16) loss per share, as compared to a net loss of $(95,000), or $(.03) per share, for the same quarter last year.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2004 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2003
The Company reported revenue of $1.1 million for the nine months ended September 30, 2004, a decrease of $230,000, or 17%, from the $1.3 million reported for the first nine months in 2003. Gross profit decreased $249,000 for the comparable year-to-date periods. Software sales decreased $165,000 or 34%. Hardware sales decreased $76,000, or 71%, as a result of customers' varying needs for equipment.

SG&A expenses of $1,345,000 were $401,000 or 42% higher than $943,000 for the nine months ended September 30, 2003, primarily due to an approximate $392,000 amount for settlement of Reynolds counterclaims. The Company reported a net loss of $(957,000) or $(.29) per share, for the nine month period ended September 30, 2004, as compared to a net loss of $(87,000) or $(.03) per share, for the same period one year ago.

In first quarter 2003, the Company settled a liability of $139,000, which is included in other income that related to a volume sale from a prior year that was tied to the purchase of future software licenses.

See the discussion of the effect of the loss of Reynolds in "Liquidity and Capital Resources" below.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents of $7,000 decreased approximately $137,000 during the nine months ended September 30, 2004 as compared to December 31, 2003. During 2004, the Company used cash of $191,000 for deferred development expenses. The Company had a working capital deficit of $876,000 as of September 30, 2004, versus working capital of $175,000 as of December 31, 2003 and a working capital deficit of $135,000 as of September 30, 2003. The decline in working capital during the nine months is attributable to the reclassification of the Company's bank and private lines of credit as short-term debt since they mature in February and June 2005, respectively and due to an approximate $392,000 accrued for settlement of Reynolds counterclaims. Included in current liabilities is $271,000 for Deferred Revenue, which represents payments on annual maintenance contracts that will be earned over the next twelve months. The Company had drawn $180,000 on its bank line of credit as of September 30, 2004. The $200,000 bank line matures in February, 2005 and is collateralized by all accounts receivable and general intangibles of the Company. In addition, as of September 30, 2004, the Company had drawn $213,600 on its line of credit with DEMALE, a related party. This private line of credit has a cap of $300,000 and expires in June, 2005 and is secured by a second lien on the same assets as the bank line of credit.

As noted above, the termination by Reynolds of its 1996 Subscription and Maintenance Agreement and the resulting loss of Reynolds as a customer has had a material adverse impact on the Company's revenue. There has been a corresponding adverse impact on cash flow and liquidity. If the Company does not replace more of the revenue lost as a result of the termination of the 1996 contract and Reynolds' subsequent actions, its ability to obtain credit and other capital necessary to run its business could be seriously threatened.

The Company's financial resources include cash on hand, revenues from operations, and management of funds available on its revolving lines of credit. In the Company's judgment, sufficient financial resources are available to meet current working capital needs except that, if Reyolds successfully obtains a judgment confirming the arbitrator's award against it, its financial resources will be severely constrained. As a result of the arbitrator's award, there is substantial doubt about the Company's ability to continue as a going concern. See Legal Proceedings.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK...............................................Inapplicable

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


                           PART II: OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

As previously reported, after all of the Company's claims against the Reynolds and Reynolds Company ("Reynolds") submitted for arbitration before the American Arbitration Association were dismissed by the arbitrator, a second hearing was held on October 11 and 12, 2004, for consideration of Reynolds' counterclaims seeking $836,643 in damages from the Company. The counterclaims were based upon Reynolds' claimed damages from having to replace 39 copies of the Company's DocVantage software product that expired after only a 1 year license with Reynolds' new choice of software, EDM. It was the Company's contention that all but approximately $40,000 of Reynolds' damage claims were barred by a limitation of remedies clause contained in the 1996 agreement. Reynolds claimed that the 1996 agreement did not apply to the counterclaims but admitted that the Company is entitled to the $193,610.90 in accounts receivable previously deposited by Reynolds with the court in a related case. The Company also argued that $597,000 in hardware costs claimed by Reynolds were unproven because the hardware in question was returned to Reynolds and reused for other purposes by Reynolds. The November 12, 2004 decision of the arbitrator concerning Reynolds' counterclaims was issued on November 17, 2004. The arbitrator ruled in favor of Reynolds on substantially all of its counterclaims, finding that the Company breached both the 1994 and 1996 agreements with Reynolds by delivering only 1 year DocVantage licenses to 39 Reynolds customers after Reynolds terminated its agreement with the Company. The arbitrator refused to uphold the limitation of remedies clause in the 1996 agreement on the grounds that it was unconscionable as applied to the Company's decision to provide Reynolds with only 1 year DocVantage licenses. While admitting that it was "not simple" to devise a fair method of assessing damages for the breach beyond the undisputed $40,131 attributable to the 39 software licenses, the arbitrator nevertheless allowed $36,204.95 for installation, $40,725.27 for training, and $275,000 of the total $577,273.44 Reynolds was found to have spent for new equipment, for a total of $392,061.22 in damages to be paid by the Company. Since the parties no longer dispute the Company's entitlement to the $193,610.90 deposited with the court, the net result of the arbitrator's decision is that, if Reynolds successfully obtains a judgment on the arbitrator's award and denial of the Company's claims, and the Company successfully obtains a release of the $193,610.90 deposited with the court, then, assuming that the Company applies that deposit to the judgment, the Company would still owe $198,450.32 to Reynolds.

If Reynolds is successful in obtaining a judgment on the award, it is highly unlikely that the Company would be able to satisfy any such judgment in cash, as its credit lines are currently almost completely extended and it has no other ready sources for the required funds. Accordingly, if Reynolds obtains such a judgment and insists upon satisfaction of it in cash, the Company will be forced to consider all alternatives, including but not limited to seeking additional debt or equity capital, a bankruptcy reorganization or liquidation. Because
(i) Reynolds still has numerous customers who are using the Company's software notwithstanding the various legal disputes between the parties and (ii) the amount of cash that would be ultimately collected by Reynolds in the event of a judgment is relatively immaterial to Reynolds, the Company believes that Reynolds may be willing to consider a non-cash business resolution of the matter in lieu of a cash settlement. On the other hand, there can be no assurance that Reynolds will choose a non-cash settlement and there is therefore a substantial risk that a judgment against the Company on this matter could render the Company insolvent and cause it to file bankruptcy or take other, similar actions.

As a result of the arbitrator's award, there is substantial doubt about the Company's ability to continue as a going concern. See Legal Proceedings.

In the absence of a consensual resolution of this matter, considering the magnitude of the potential judgment to the Company, the Company is very likely to actively defend any action by Reynolds to obtain a judgment on the arbitrator's award in favor of Reynolds on the counterclaims and his denial of the Company's claims. In the event of an adverse ruling in that action, the Company is also likely to appeal the ruling to a higher court. There can be no assurance that the Company will succeed in any such defense or appeal, or that it will be able to obtain a stay of judgment pending appeal in the event of an adverse ruling by the lower court


ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES                 Inapplicable
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                         Inapplicable
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     Inapplicable
ITEM 5.     OTHER INFORMATION                                       Inapplicable
ITEM 6.     EXHIBITS
              31.1  CERTIFICATE OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                    SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

                              1MAGE SOFTWARE, INC.
                                  (Registrant)

Date:  11/19/2004         /s/ DAVID R. DEYOUNG
                         ----------------------
                         David R. DeYoung
                         President, Principal and Chief Executive Officer

Date: 11/19/2004          /s/ MARY ANNE DEYOUNG
                         ----------------------
                         Mary Anne DeYoung
                         Vice President, Finance and Principal Financial Officer