Form 10-K
period 2004-12-31
IMAGE SOFTWARE INC
filed 2005-04-15
CIK 723574

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended 12/31/2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from___ to___ .

                              1mage Software, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                     0-12535
                            ------------------------
                            (Commission File Number)

                Colorado                                                       84-0866294
       (State of Incorporation)                                   (IRS Employer Identification Number)
6025 S. Quebec St. #300 - Englewood CO 80111                                   (303) 773-1424
--------------------------------------------                ---------------------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy statements or any amendment of this Form10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes|_| No |X|

State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 11, 2005: $362,467.

As of March 31, 2005, there were 3,302,597 shares of the Registrant's Common Stock outstanding.

                         Exhibit Index begins on Page 40

                                TABLE OF CONTENTS

PART I

1.      Business..........................................................................................3

2.      Properties........................................................................................9

3.      Legal Proceedings.................................................................................9

4.      Submission of Matters to a Vote of Security Holders ..............................................10

PART II

5.      Market for Registrant's Common Equity and Related Stockholders Matters............................11

6.      Selected Financial Data...........................................................................12

7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.............13

8.      Financial Statements and Supplementary Data.......................................................16

9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  ............39

9A.     Controls and Procedures...........................................................................39

9B.     Other Information.................................................................................39

PART III

10.     Directors and Executive Officers of the Registrant............................................... 40

11.     Executive Compensation............................................................................40

12.     Security Ownership of Certain Beneficial Owners and Management....................................40

13.     Certain Relationships and Related Transactions....................................................40

14.     Principal Accounting Fees and Services............................................................40

PART IV

15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................40

                                     PART I

ITEM 1.  BUSINESS

Introduction

1mage Software, Inc., (the "Company") develops and markets computer-based document management systems that capture, store and display electronic files and paper documents as graphical images. Document management systems like 1MAGE(R) (pronounced "one image") offer organizations of every size the ability to deliver the information embedded in their documents to employees, customers, and authorized persons across their existing computing infrastructure. In addition, the Company provides the tools to efficiently manage the proliferation of digital documents for eBusiness deployment. The modular 1MAGE system captures entire documents from a variety of sources. Memos, letters, source documents, contracts, purchase orders, word processing files, e-mail, computer reports, faxes, industry and market studies, spreadsheets, databases, multimedia, maps and regulatory forms are examples of documents that are automatically captured into secure, permanent digital images that are indexed for instantaneous retrieval. Using an open, client/server architecture design, 1MAGE provides a comprehensive solution for scanning, indexing, storing and retrieving document images so that they may be viewed, printed, faxed, e-mailed or made available for eBusiness or eCommerce applications. The 1MAGE system is designed to integrate easily with existing IT infrastructure, using an extensive library of multi-platform APIs (Application Programming Interfaces), rather than forcing expensive investments in re-engineered or new computing hardware and software.

Today's workplace is dramatically changing with the advent of eBusiness, eCommerce, and affordable electronic document management. During 2004, the Company concentrated its efforts on selling document imaging software to its niche markets. These markets include users that prefer a choice of (1) operating platforms, such as RedHat Linux, Windows, and UNIX, or (2) application software developers that wish to offer a document imaging solution as part of their portfolio. The Company also changed its sales strategy in 2004. Instead of selling its products primarily through a direct sales organization, the Company made a concerted effort to establish a broad-based independent sales network for its imaging software. In addition to Value Added Resellers ("VARs") , the Company seeks to partner with Value Added Dealers ("VAD") such as software developers, consultants, and other businesses which provide software to their targeted markets in specific geographical territories. While the Company recognizes that its increased efforts to utilize an outside sales network had a detrimental effect on its sales during 2004, the Company believes this is a short term issue and that the Company's best long-term strategy is to fully develop that independent sales network.

Imaging Software Market

      Historically,  the Company  marketed its products through its direct sales force but, as noted above, has recently changed that strategy, to place a greater emphasis on its distribution channel partners. The Company now focuses its sales and marketing efforts on VARs, VADs, systems integrators, developers, consultants, and other companies that market complementary software, services, or other products. The Company's decision to build this outside sales network was based, in part, on its recognition that 1MAGE software has an established presence in a multitude of industries, including retail, distribution, education, state and local government, healthcare, manufacturing, energy, automotive, public safety, transportation and utilities, that should support such a "partnering' approach.

      The  Company  offers  a  comprehensive  channel  partner  program,   which
provides, in the context of a cooperative marketing effort, a broad range of sales, marketing, and technical support. The program includes technical training and assistance, marketing communications, sales training and assistance, excellent support and training, lead referral services, customized product literature, and a discounted demonstration/development system.

Products

      As noted above, the Company's flagship product is 1MAGE(R), its proprietary document management software package. The Company is continually enhancing this product portfolio in order to improve its performance and expand its possible uses.

      1MAGE(R) Document Management - 1MAGE is a powerful electronic document management system created to operate the same on Linux, Windows(TM) and Unix-based computer systems. It provides a comprehensive solution for the scanning, indexing, storage and retrieval of images and is designed to file, route, track, archive, and manage an organization's incoming and outgoing documents and electronic files.

Additional products include the following:

      o     1API for image-enabling an application using a toolkit
      o     1SCAN for scanning, pre-indexing, and bar code reading
      o 1FAX for inbound and outbound fax or e-mail and cover sheet management
      o     1COLD/ERM for storing computer-generated formatted data
      o     1FORM for business form template administration
      o 1RENDITION for merging spooled data with supporting images for billing or other needs
      o 1WORKFLOW for electronically moving a document from one task to another
      o 1OCR/OMR for automatic indexing and data capture via optical and mark character recognition
      o     1SUITE for bringing images to Windows-based PC clients
      o     1SERVER for accessing documents via the Internet
      o 1VIEW for using standard browsers to access images over the Intranet and Internet
      o 1ACCESS for bringing images to desktop computers that support JAVA programming languages
      o     1SEARCH for full text/keyword retrieval of documents
      o 1PUBLISH for selecting and recording images on output media such as CD or DVD
      o 1BRIDGE - JAVA API tools for accessing foreign databases for data verification and retrieval
      o 1GATEWAY - JAVA API tools for managing workflows associated with business process management requirements
      o 1MAGEwf - for managing business process workflows utilizing "open source" technologies

A key element of the Company's product line is its open systems technology, namely:

      o     Open  Systems  compliant  with Linux,  Unix,  and Windows  Operating
            Systems
      o Supports file formats in most common formats such as; TIFF, JPEG, PCX, PCL, WAV, PDF, HTML or HPGL
      o The server software (1MAGE) operates the same on Linux, Unix, and Windows servers
      o Supporting clients include Microsoft Windows, Linux, X-Windows, ASCII, JAVA and browser clients
      o Device connectivity via Ethernet or token ring networks using TCP/IP communication protocol
      o     Compatibility  with IBM AIX,  HP-UX,  Sun Solaris,  RedHat Linux and
            Windows
      o     Recognition technology and scanning tasks run on Microsoft Windows
      o     UniVerse and UniData ("U2") Relational Database software from IBM
      o Support for J2EE technologies including JBoss(R), MaxDB(R) (MySQL), WfmOpen(R), Combined to form 1mage's open source workflow applications: 1MAGEwf

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

      During 2004, sales of 1MAGE software licenses (excluding annual license fees) accounted for $412,000 (30% of total revenue); in 2003, revenue from sales of software licenses accounted for $815,000 (39% of total revenue).

Services and Annual Fees

      The Company licenses its 1MAGE software to its customers and charges an annual license and maintenance fee, which must be paid to continue receiving support, updates and add-on products for the software. During 2004 and 2003, annual license fees accounted for $703,000 (50%) and $786,000 (37%), respectively, of the Company's net sales. The Company believes recurring annual license fees from new and existing customers are important to the stability of the Company. The Company also provides professional services to its customers and business partners. These services include preparation of image management plans ("IMP"), installation, training, image enabling existing software, and consulting services for customers. The Company believes that its new workflow product 1MAGEwf will increase the need by its customers for additional professional services as they automate business processes associated with document management. For the years ended December 31, 2004 and 2003, the revenues from these services accounted for $244,000 (17%), and $299,000 (14%), of the Company's net sales.

Hardware Sales

      The Company also recommends hardware and related products, but typically only sells specialized peripheral products, such as high-end scanners, at the customer's request. Computer hardware and peripheral products are purchased only upon request to fill specific customer orders, no inventory is maintained.
Hardware is generally shipped directly from the manufacturer to the customer. During 2004, hardware sales accounted for $37,000 (3% of total revenue); in 2003, revenue from sales of hardware accounted for $205,000 (10% of total revenue).

Marketing and Distribution

      In 2004, the Company radically changed its sales strategy from one primarily focused on direct sales to end-users through its employee sales organization to a distribution channels approach, where sales of the Company's products will be primarily through business partners. By that change, the cost associated with maintaining a dedicated employee based end-user sales force was eliminated. To date, the Company has signed partnering agreements for 1MAGE with a variety of resellers (VARs), dealers (VADs), and marketing alliance partners
(MAPs) specializing in a number of different industries, including retail, healthcare, construction, human resources, and distribution/manufacturing. In addition, the Company licenses its software and certain other products and services through agreements with Application Service Providers (ASP) in the healthcare industry. In 2004, the Company also began to license its products to end-users through twelve independent sales representatives. The Company's overall marketing and sales objective is to support the current business partners and to continue to enroll new software integrators, independent sales representatives, and consultants in the program. The Company provides training aids, an Internet demonstration site, user instruction manuals and other documentation, and a newsletter to keep its partners, as well as prospective resellers and customers, informed of new product applications and developments. In 2004 the Company established a consulting certification program to train and educate outside consultants on the support of the Company's products. As a result of this program the Company expects to outsource some of its technical service and support projects when needed.

      The general strategy is to assist its partners to (1) help customers define the goals for their system, (2) provide the means of achieving those goals through document management software, workflow processes, and appropriately configured computer systems, and (3) help assure the ongoing success of this collaborative process by providing continuing support, including on-site training and educational programs, and ongoing maintenance. The Company also markets its products and services over the Internet on its website at www.1mage.com.

Customers

      The Company sells its 1MAGE software primarily through its distribution channels to businesses in a wide variety of industries and markets.

Sources of Supply

      The Company has a Value Add Reseller (VAR) Software Agreement with IBM Corp. to sublicense their UniVerse and UniData database programs. The agreement authorizes the Company to include certain IBM database programs as part of their imaging solution. This agreement currently runs until September 28, 2005 and it may be automatically renewed for additional one (1) year terms. The Company has designed its product such that, through the use of its Application Program Interfaces ("API"s), third party software can be easily integrated into the core products with minimal difficulty and effort.

Possible Fluctuations in Operating Results

      The Company's sales cycle, which generally commences at the time a prospective distribution partner or customer demonstrates a serious interest in purchasing a system or software license, and ends upon execution of a sales contract, is lengthy and not predictable with any degree of certainty. Prior sales and implementation cycles are not necessarily an indication of future cycles. Operating results could vary from period to period as a result of the length of the sales cycle, the timing of individual system sales, business partners' performance and conditions in the target markets and the economy in general.

      Despite the negative short-term results during the transition period in 2004, it is the Company's expectation that its recent decision to focus on offering its proprietary imaging software to a broader range of business partners and customers, through its distribution channel could lessen the historical quarterly fluctuations in the Company's operating results. In any event, however, large volume sales, special product packaging, or groups of sales of software licenses may still cause significant variances in quarterly results that may be difficult to predict.

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

Backlog

      As a practical matter, the Company's business has evolved to the point where the Company has minimal backlog at any given point in time. With respect to software license sales, because there is no significant time delay between receipt of an order and shipment of the software, electronically or otherwise, there is effectively no backlog. For hardware, because of direct delivery of the hardware by the manufacturer, hardware sales have such short lead times that unfilled firm orders seldom, if ever, build up to significant levels.

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

      The Company believes that usage of the Linux and Windows operating systems and the IBM U2 databases has strengthened the Company's competitive position by making the Company's software compatible with more types of hardware and with the IBM U2 application software offered by other software developers and system integrators. The Company further believes that its principal advantage over its competitors is the Company's ability to give its customers and partners a choice in selecting a Linux, UNIX, or Windows-based open systems architecture and the IBM U2 database that can be offered at lower prices.

Limited Markets

      The Company's channels program targets complementary markets and allows the Company to draw from a variety of industries with respect to its imaging software products. As noted above, the Company's strategy is to expand the domestic and international markets for its imaging software by placing more emphasis on its distribution channel network of partners.

      The Company's experience has been that economic downturns or increased competitive pressures in its niche markets sometimes result in reduction or deferral of capital expenditures or large purchases, like software licenses, by potential customers. On the other hand, certain adverse conditions can sometimes lead to opportunities as potential customers downsize to smaller, more cost-efficient computer systems or replace custom designed systems that require higher levels of support and maintenance.

Product Development

      The software and services market in which the Company competes is characterized by (1) rapid technological change, (2) frequent introduction of new products and enhancements, and (3) changing customer needs. Accordingly, the Company's future success depends on its ability to support existing products and develop new products.

      During 2004, the Company developed a new release of 1MAGE(C) which employs new technologies, including workflow and business process management (1MAGEwf) requirements and significant development on creating JAVA and J2EE integration and application integration tools. In addition, improvements were made to the hardware/software compatibility offerings available for Linux and Windows users. During 2004 and 2003, the Company spent $267,000 and $261,000, respectively, for computer software development. The Company capitalizes its software development costs once technological feasibility is established.

Employees

      As of March 11, 2005, the Company employed sixteen persons, thirteen of whom serve on a full-time basis and three on a part-time basis. Responsibilities are divided as follows: four persons in channel sales and marketing, eight in technical support and programming functions, and four in administrative positions. In addition, the Company established a certification program in 2004 for outside technical contractors and independent sales representatives. This program is expected to facilitate outsourcing of some of the Company's technical service and support requirements when necessary and to decrease the dependency on employing additional personnel to do such work.

      The Company provides incentive compensation packages to many of its employees, including its executive officers. The Company's chief executive officer, David R. DeYoung, receives a quarterly bonus equal to 5% of the Company's pretax profits. Sales and Consulting personnel receive a commission based upon sales. The Company has a policy of encouraging the effort and loyalty of all of its employees by making all employees eligible for the grant of stock options under its Equity Incentive Plan, subject to vesting schedules. The Company believes that these incentive programs are important in attracting and retaining skilled personnel. The future success of the Company will depend in large part upon the quality of its employees and the efforts they expend on behalf of the Company.

      None of the Company's employees are represented by a labor union, and the Company has experienced no work stoppage. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

      The Company's executive offices consist of approximately 5,464 square feet at Plaza Quebec, 6025 South Quebec Street, Suite 300, Englewood, Colorado, 80111 and are occupied pursuant to a lease agreement between the Company and Trammel Crow, Inc. with monthly rental payments of $7,058, currently, and scaling to $7,741 by the end of the lease term. The term of the lease commenced May 1, 2003 and will terminate on August 31, 2008. The landlord is responsible for property taxes, utilities, janitorial services, repairs, and maintenance. The Company believes that its facilities and equipment are in good condition and are satisfactory for their present uses. As a condition of renewing the lease, the Company requested and received two months free rent in 2004 at $6,830 per month and two months free rent in 2005 at $7,058 per month. Rent is expensed under the straight-line method over the term of the lease at $6,822 per month. Deferred rent at 12/31/04 is $12,636.

ITEM 3.  LEGAL PROCEEDINGS

      In May 1994, the Company signed a software license agreement (the "1994 Agreement") with Reynolds and Reynolds, Inc. ("Reynolds")for the exclusive right to sublicense certain modules of 1MAGE (without payment of further license fees to the Company) to businesses primarily engaged in retail sales of new or used automobiles, trucks, or tractors (the "Licensed Software"). In 1996, the Company signed a subscription and maintenance agreement with Reynolds (the "1996 Agreement") under which annual subscription fees are to be paid to the Company.

      On January 18, 2002, Reynolds notified the Company of its intent to terminate the 1996 Agreement effective April 22, 2002. Reynolds had installed the 1MAGE document management software in approximately 1,000 of its customer sites in the United States and Canada. As a result of various disputes arising out of the termination of the 1996 agreement, including Reynolds' decision to continue sublicensing the Company's software notwithstanding such termination, the Company and Reynolds became involved in litigation.

      On June 21, 2002, the Company filed a civil action seeking monies owed by Reynolds under its 1996 Agreement with the Company in the District Court for the City and County of Denver, Colorado, 1mage Software, Inc. v. The Reynolds and Reynolds Co. Case No.: 02-CV-4701 ("the "Collection Action"). In its complaint in the Collection Action, the Company demanded immediate payment of $193,611 currently due under that contract plus interest and costs. Reynolds deposited the $193,611 with the court clerk, pending order of the court as to its disposition and has filed an answer denying liability. The Company filed a Motion for Summary Judgment to which Reynolds responded, denying liability and stating that in all events, the amount due was only $166,741. The Court then referred the matter to arbitration before the American Arbitration Association.

      A lawsuit was filed by the Company in the United States District Court for the District of Colorado, 1mage Software, Inc. v. The Reynolds and Reynolds Co., et al., No. 02-K-1688 (OES), (the "Infringement Action"), in which the Company sought damages for copyright infringement resulting from continuing use of the Company's software without any license or authority by Reynolds and approximately 1,000 automobile dealers throughout the United States. The Infringement Action was also referred to arbitration.

      In the Arbitration, besides the claims raised by the Company in the Collection Action and the Infringement Action, Reynolds asserted a counterclaim for $580,000, alleging that the Company, without justification or privilege, advised customers and/or prospects of Reynolds that Reynolds no longer had a license to distribute the Company software. The Company denied that it improperly informed Reynolds' dealers.

      On June 17, 2004, the Company received notification from the American Arbitration Association that all of the Company's claims against Reynolds had been dismissed and a second hearing would be held, as previously scheduled, on October 11, 2004, for consideration of Reynolds' counterclaims against the Company. In this first phase of the arbitration, the Arbitrator determined that Reynolds has a perpetual license under the 1994 Agreement to all software listed therein and to all software related to updates, upgrades and enhancements provided under the 1996 Agreement, with one exception, the Flex LM software in use at Reynolds' facilities. The Flex LM software provides the Company with a means by which it could control the software's features, user count and time periods within which its licensees would be enabled to operate their copies of the Company's Licensed Software and shut down that software unless additional fees for future periods were paid. The Arbitrator found that the Flex LM software provides no benefit to Reynolds and was either surplusage or provided an actual impediment, inconsistent with the 1994 Agreement, to Reynolds' use of the Licensed Software. He also found that there was no basis for the Company's claim that Reynolds either breached any agreement or infringed any of its copyright rights. Since the 1994 Agreement prohibits the Arbitrator from awarding costs or attorneys' fees, he did not address those issues and no award was made. The Arbitrator also noted that the 1994 Agreement did not appear to speak to the allocation or award of arbitration fees paid to the American
Arbitration Association but whether any such award would be made would be reserved for the second phase of the arbitration.

      A second hearing was held on October 11 and 12, 2004, for consideration of Reynolds' counterclaims seeking $836,643 in damages from the Company. Among the counterclaims considered by the arbitrator were those based upon Reynolds' claimed damages from having to replace 39 copies of the Company's DocVantage software product that expired after only a 1 year license with Reynolds' new choice of software, EDM. It was the Company's contention that all but approximately $40,000 of Reynolds' damage claims were barred by a limitation of remedies clause contained in the 1996 agreement. Reynolds claimed that the 1996 agreement did not apply to the counterclaims but admitted that the Company is entitled to the $193,611 in accounts receivable previously deposited by Reynolds with the court in a related case. The Company also argued that $597,000 in hardware costs claimed by Reynolds was unproven because the hardware in question was returned to Reynolds and reused for other purposes by Reynolds. The November 12, 2004 decision of the arbitrator concerning Reynolds' counterclaims was issued on November 17, 2004. The arbitrator ruled in favor of Reynolds on substantially all of its counterclaims, finding that the Company breached both the 1994 and 1996 agreements with Reynolds by delivering only 1 year DocVantage licenses to 39 Reynolds customers after Reynolds terminated its agreement with the Company. The arbitrator refused to uphold the limitation of remedies clause in the 1996 agreement on the grounds that it was unconscionable as applied to the Company's decision to provide Reynolds with only 1 year DocVantage licenses. While admitting that it was "not simple" to devise a fair method of assessing damages for the breach beyond the undisputed $40,131 attributable to the 39 software licenses, the arbitrator nevertheless allowed $36,205 for installation, $40,725 for training, and $275,000 of the total $577,273 Reynolds was found to have spent for new equipment, for a total of $392,061 in damages to be paid by the Company.

      Reynolds subsequently obtained a judgment on the arbitrator's award against the Company on the counterclaims and denial of the Company's claims in the United States District Court for the District of Colorado, which had retained jurisdiction of the dispute pending resolution of the arbitration. Since the parties no longer disputed the Company's entitlement to the $193,611 deposited with the court, the net result of the judgment was that Reynolds took the $193,611 deposited with the court and applied that deposit to the judgment, so that the Company still owed the balance of $198,450 to Reynolds.



      Instead of satisfying the balance of the judgment, the Company filed an appeal from the court's judgment to the United States Court of Appeals for the Tenth Circuit and in April, 2005 filed a cash bond in the amount of the remaining judgment pending appeal. The Company obtained the money needed to post that bond by borrowing approximately $180,000 in additional funds from the private line of credit extended to the Company by DEMALE, LLC. DEMALE is owned and controlled by members of the Company's Board of Directors. In connection with DEMALE's loan of the additional $180,000 to the Company, which increased the total amount loaned under that private line of credit to $468,000 plus interest, the Company and DEMALE agreed to change the price for DEMALE's conversion right for the principal amount of, and unpaid interest on, the line of credit. The conversion price was previously equal to 80% of the fair market value on the date that DEMALE's written notice of such conversion to the Company's Common Stock is received by the Company. The amendment changed the conversion price to $0.14 per share, or 80% of the fair market value on the date of the written notice, whichever is lower. As a result of the increase in the amount owed to DEMALE under the line of credit to $500,000 and the fixing of the maximum conversion price at $0.14 per share, DEMALE is now the beneficial owner of at least 3,571,429 shares, or 52.0% of the Company's outstanding shares of common stock, as calculated under Securities Exchange Act Rule 13d-3(a). In connection with the amendment of the line of credit agreement, DEMALE also agreed to extend the expiration date of the line of credit from June 30, 2005 to June 30, 2007

      The Company intends to vigorously pursue its appeal of the adverse judgment of the district court confirming (a) the arbitrator's award against the Company and (b) the arbitrator's denial of all of the Company's claims against Reynolds. There can be no assurance that the Company will succeed in all or any portion of its appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the Company's calendar year ended December 31, 2004.

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

                  2004
              ----------------------- --- ---------- ------- --- ----------
                                          High                   Low
              ----------------------- --- ---------- ------- --- ----------
              First Quarter           $        0.97          $       0. 31
              ----------------------- --- ---------- ------- --- ----------
              Second Quarter                   0.90                   0.51
              ----------------------- --- ---------- ------- --- ----------
              Third Quarter                    0.52                   0.15
              ----------------------- --- ---------- ------- --- ----------
              Fourth Quarter                   0.23                   0.15
              ----------------------- --- ---------- ------- --- ----------


                  2003
              ----------------------- --- ---------- ------- --- ----------
                                          High                   Low
              ----------------------- --- ---------- ------- --- ----------
              First Quarter           $        0.51          $        0.23
              ----------------------- --- ---------- ------- --- ----------
              Second Quarter                   0.56                   0.21
              ----------------------- --- ---------- ------- --- ----------
              Third Quarter                    0.40                   0.21
              ----------------------- --- ---------- ------- --- ----------
              Fourth Quarter                   0.55                   0.25
              ----------------------- --- ---------- ------- --- ----------

      These quotations reflect interdealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

      On March 25, 2005, the closing bid price per share for the Common Stock was $0.17 as reported on the OTC Bulleting Board. On that same date, there were approximately 131 holders of record of the Common Stock.

Dividends

      The Company has never declared or paid cash dividends on its Common Stock and has no present intention to do so. For the foreseeable futurethe Company's earnings, if any, will be utilized to pay down its bank and private lines of credit and, if additional funds are available, will be retained to finance the development and expansion of the Company's business. The declaration and payment of future dividends will be determined by the Company's Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements.

Issuer Repurchases of Registered Equity Securities

      There were no shares repurchased during the fourth quarter of 2004.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth, for the periods indicated, selected financial data of the Company. This table should be read in conjunction with the financial statements and notes included in Item 8 of this Form 10-K and the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" following this section.

Statements of Operations                                               Years Ended December 31,
---------------------------------------------------------------- ----------- ------------ ----------- ----------- ------------
In thousands, except for per share data:                            2004        2003         2002        2001        2000

---------------------------------------------------------------- ----------- ------------ ----------- ----------- ------------
Net Sales                                                            $1,396       $2,104      $2,242      $2,776       $2,163
Cost of Sales                                                           770          915       1,153       1,109          934
Gross Profit                                                            626        1,189       1,089       1,667        1,229
Gross Profit (as a % of Net Sales)                                      45%           57%         49%         60%          57%
Selling, General & Administrative expenses                            1,605        1,215       1,365       1,500        1,211
Income (Loss) before Income Taxes                                    (1,064)          86        (282)        161           11
Net Income (Loss)                                                    (1,124)          96        (282)        211            8
Net Income (Loss) Per Share                                            (.34)         .03        (.09)        .07          .00
Weighted Average Number of Outstanding Shares                         3,298        3,237       3,146       3,146        3,056
---------------------------------------------------------------- ----------- ------------ ----------- ----------- ------------


Balance Sheets                                                                  Years Ended December 31,
---------------------------------------------------------------- ----------- ------------ ----------- ----------- ------------
In thousands:                                                       2004        2003         2002        2001        2000

---------------------------------------------------------------- ----------- ------------ ----------- ----------- ------------
Working Capital/ (Deficit)                                           $(776)    $   175        $ 28       $ 140        $(93)
Total Assets                                                           871       1,674       1,562       1,496       1,428
Long Term Obligations                                                  216         201         207           1           3
Total Stockholders Equity(Deficit)                                    (261)        789         643         925         714
---------------------------------------------------------------- ----------- ------------ ----------- ----------- ------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

      Management believes that operating performance of the Company during 2004 was negatively affected by the short-term impact of the Company's change in sales strategy from internal direct sales by Company employees, to a partnering or indirect sales strategy through a network of VARs, VADs, and other independent sales representatives. In addition, a significant portion of the losses in 2004 are the result of the $392,000 award against the Company on the counterclaims brought against it by Reynolds & Reynolds in the arbitration brought by the Company against Reynolds. Besides the general economic slowdown in the technology sector, the extent to which the Company's limited resources were dedicated to the Reynolds litigation probably contributed to the poor sales performance. Thus, identifying specific trends based on the Company's performance in 2004 is particularly difficult.

      While interest in the Company's products remains positive, there can be no assurance that the Company's revenue for 2005 will expand beyond current levels. As such, the Company has implemented stringent cost cutting measures. There is no certainty that the Company will in fact be profitable in 2005 but the Company believes that its recurring annual license fee revenue, tight expense controls, and the maturation of its re-directed sales strategy will help return the Company to profitability by the end of the year.

                              Results of Operations
      Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

      The Company's total revenue was $1.4 million for the year ended December 31, 2004, compared to $2.1 million for the year ended December 31, 2003, representing a decrease of $709,000 (34%). Mid-year 2004, the Company changed its sales strategy from selling through a direct sales force to selling through business partnerships in various markets. Unfortunately, establishing these relationships takes time both in signing up new partners and then securing business through those relationships. As a result, the Company's revenue from new business dropped 56% in 2004 as compared to 2003, primarily due to a decline in new software licenses caused by the transition to an outside sales network.

      The Company's 2004 and 2003 revenue was derived from four sources: software licenses, annual maintenance/license fees, consulting services, and hardware sales.

      In 2004, software license revenue decreased 49%, or $403,000 from 2003 levels, primarily due to the drop in new business. Annual license fees decreased 11%, or $83,000 due to a few customers going out of business or electing not to renew maintenance. The professional service group's revenue decreased by $55,000 (18%) for the year primarily due to decreased services typically generated from new installations. Hardware sales decreased 82%, or $168,000, from 2003 levels, as the Company has changed its distribution strategy from a direct sales force to that of a business partner network, where most partners sell their own hardware solutions.

      Gross profit on revenue for the year ended 2004 was 45%, as compared to 57% for 2003, primarily due to the decrease in high profit margin software sales. In 2004, selling, general and administrative expenses increased $390,000 (32%) due to a $112,000 increase in legal fees plus a litigation judgment of $392,000 offset by tight expense controls across all departments and the elimination of its direct sales force. For the year ended December 31, 2004, the Company reported a net loss of $1.1 million, or $(.34) per share, a decrease of $1.21 million over net income of $96,000 or $.03 per share for the previous year.

      The more pressing challenge faced by the Company today, however, is that of liquidity. Because the Company has limited capital resources, namely an undrawn balance of around $32,000 on its private convertible line of credit from DEMALE, LLC, it cannot sustain future losses without an adverse effect on its liquidity and operations. In addition, the Company's potential inability to satisfy the bank's request for a gradual pay down on its credit line could have severe consequences for the Company.

     Year Ended December 31, 2003 Compared to Year Ended December 31, 2002.

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

      The Company's revenue for 2003 and 2002 was derived from four sources: software licenses, annual maintenance/license fees, consulting services, and hardware sales.

      In 2003, software license revenue increased 6%, or $49,000 from 2002 levels, of which a decrease of $121,000 was attributable to the loss of this single customer. Without the loss of this large customer, software license revenue would have increased $170,000. Annual license fees decreased 20%, or $192,000 of which a decrease of $307,000 was attributable to the loss of business from this large customer. Without the loss of this large customer, annual license fees would have increased $115,000. The professional service group's revenue decreased by $20,000 (6%) for the year primarily due to decreased consulting services provided due to the timing of year-end contracts. Hardware sales of $205,000 increased $24,000 (13%) over $181,000 for 2002.

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

---------------------------------------- --- ----------------- -- ----------------- --- -------------- -------------
                                                Year Ended           Year Ended           Increase/      Increase/
                                                 12/31/03             12/31/02           (Decrease)      (Decrease)
                                                                                              $              %
---------------------------------------- --- ----------------- -- ----------------- --- -------------- -------------
Revenue, as reported                     $   2,104,367         $  2,242,089         $   (137,722)           (6%)
---------------------------------------- --- ----------------- -- ----------------- --- -------------- -------------
Less:  Reynolds Revenue                         13,318              441,152             (427,834)          (97%)
---------------------------------------- --- ----------------- -- ----------------- --- -------------- -------------
Revenue excluding Reynolds               $   2,091,049         $  1,800,937         $    290,112            16%
---------------------------------------- --- ----------------- -- ----------------- --- -------------- -------------

                         Liquidity and Capital Resources

      The Company's cash and cash equivalents decreased approximately $93,000 during the twelve months ended December 31, 2004 as compared to December 31, 2003. During 2004, the Company used cash of $267,000 for deferred development expenses. The Company had deficit working capital of $776,000 as of December 31, 2004. Included in current liabilities is $310,000 for Deferred Revenue, which will be earned throughout 2005 from its annual license and maintenance contracts. The Company had drawn $172,000 on its bank line of credit at December 31, 2004, as compared to $139,000 drawn at December 31, 2003. The line is collateralized by all accounts receivable, assets, and general intangibles of the Company. The Company's line of credit agreement with its bank expired February 24, 2005 and will not be renewed. On March 31, 2005 the bank line was advanced $162,000. The Company is currently in negotiations with the bank to implement a payment plan that will amortize the debt over a 48-month period, with a new maturity date of April 15, 2006. The bank has granted the Company an extension of time to repay the promissory note underlying the line of credit, which was due in full on March 31, 2005, until April 15, 2005. There can be no assurance that the bank will agree to any additional extension or to any plan to retire the debt over time or to any other resolution that is acceptable to the Company.

      In April, 2003, the Company established an additional line of credit with DEMALE, LLC, a limited liability corporation owned and controlled by the principal shareholders and members of the Board of Directors of the Company. The initial line provided for borrowings of up to $300,000 and is secured by substantially all of the Company's assets and is expressly subordinated to the bank's line of credit. Under the terms of the agreement with DEMALE, the outstanding balance, including unpaid principal and accrued but unpaid interest can be converted by DEMAL:E to equity at any time. The conversion price is the lower of $.14 or 80% of the fair market value, of the Company's stock at the time of conversion. At December 31, 2004, DEMALE had advanced $223,600, as compared to $54,600 at December 31, 2003. On March 31, 2005, DEMALE agreed to increase the line to $500,000 in order to fund the Company's appeal bond in the litigation challenging the results of the Reynolds & Reynolds arbitration proceeding. As of March 31, 2005, the Company had advanced $468,000 on the line of credit. DEMALE also agreed to extend the expiration date of the line of credit from June 30, 2005 to June 30, 2007.

      As noted above in "Results of Operations", the termination by Reynolds and Reynolds ("Reynolds") of its 1996 Agreement and the resulting judgement had a significantly adverse impact on the Company's 2004 financial results.

      The Company has developed a new, lower cost, strategy for the distribution of its products and services. The downturn in revenue associated with this change in strategy, however, has required the Company to bring its cost structure in line with its available revenue. As a result, the Company implemented new stringent cost cutting measures throughout 2004 and into 2005 that are expected to help improve its results of operations in 2005.

      The Company receives its revenues from software licenses, recurring annual maintenance/license fees, consulting services and minimal hardware sales. Notwithstanding the burdens imposed by the Reynolds' judgement, the Company believes that its continued relationship with DEMALE, and the cash flows generated from current operations, may be sufficient to meet its immediate needs for working capital.

      The Company has no material commitments for capital expenditures for 2005.

      Contractual obligations at December 31, 2004 are as follows:

--------------------- -------------------- ---------------------- --------------------- -------------------

                      Lines of Credit (1)    Capital Lease (2)      Operating Lease           Total
--------------------- -------------------- ---------------------- --------------------- -------------------
Year
--------------------- -------------------- ---------------------- --------------------- -------------------
2005                              172,300                  5,668                71,487             249,455
--------------------- -------------------- ---------------------- --------------------- -------------------
2006                                    -                  5,250                88,335              93,585
--------------------- -------------------- ---------------------- --------------------- -------------------
2007                              223,600                    658                91,067             315,325
--------------------- -------------------- ---------------------- --------------------- -------------------
2008                                    -                     55                61,925              61,980
--------------------- -------------------- ---------------------- --------------------- -------------------
2009                                    -                      -                     -                   -
--------------------- -------------------- ---------------------- --------------------- -------------------
Thereafter                              -                      -                     -                   -
                                  -------                -------             ---------            --------
--------------------- -------------------- ---------------------- --------------------- -------------------
                                 $395,900                $11,631             $,312,814            $720,345
                                  =======                =======             =========            ========
--------------------- -------------------- ---------------------- --------------------- -------------------

(1) Lines of credit, consist of two revolving line of credit agreements, one with the bank that expired on February 24, 2005 and one with related parties that will expire on June 30, 2007. The Company is negotiating with the bank to pursue the option of making monthly payments over the next 48 months. DEMALE is entitled to monthly interest payments and the outstanding principal balance is due at maturity. DEMALE, at their option, can elect to convert the debt to equity.

(2) Amounts shown under capital lease arise under leases for office equipment expiring in 2006 and 2008 with monthly lease payments of approximately $418 and $55.

Risks to Future Financial Performance

Severely Limited Capital Resources. As a result of the Company's operating losses in 2004 and the $392,000 award against it in the Reynolds arbitration, the Company's capital resources have been stretched to unprecedented lengths. The Company cannot bear any significant operating or other losses in 2005 if it is to survive. While preliminary indications are that the Company has not incurred such a significant loss in the first quarter of 2005, the Company still requires the continuing forbearance of its bank, which has already declined to renew the $162,000 owed on its line of credit, and the continued support of DEMALE, LLC, which the Company owes $468,000 as of March 31, 2005. There is no assurance that such forbearance or support will continue or that the Company will not incur additional operating losses. Accordingly, unless the Company can obtain additional capital to cover future losses, if the Company incurs additional losses or otherwise experiences negative cash flow, there is a substantial risk that the Company will not be able to continue as a going concern.

Variable operating results. Our future operating results may vary significantly and are difficult to predict due to a number of factors, of which many are beyond our control. These factors include:

      o     Demand for our products;
      o     Productivity of our business partners;
      o     The level of product and price competition;
      o     The length of our sales cycle;
      o     The size and timing of individual license transactions;
      o     The delay or deferral of customer implementations;
      o Our success in expanding our customer support organization, direct sales force and indirect distribution channels;
      o     The timing of new product introductions and product enhancements;
      o     Changes in our pricing policy;
      o     The mix of products and services sold;
      o     Our ability to develop and market new  products  and control  costs;
            and
      o     Current economic and political conditions

Current Economic and Political Conditions May Affect Results. Due to the discretionary nature of our customers' budget and purchase cycles and the absence of long-term customer purchase commitments, it is expected to remain difficult for the Company to avoid significant fluctuations in quarterly operating results. On the other hand, if the overall economy continues to improve, of which there can be no certainty, the Company believes that such improvement will assist it in its return to profitability.

                          CRITICAL ACCOUNTING POLICIES

      In preparing financial statements, management must make estimates and judgments that affect the carrying values of the Company's assets and liabilities as well as recognition of revenue and expenses. Management's estimates and judgments are based on the Company's historical experience and management's knowledge and understanding of current facts and circumstances. The policy discussed below is considered by management to be critical to an understanding of the Company's financial statements. The application of this policy places significant demands on management's judgment, with financial reporting results relying on estimations about the effect of the matter that is inherently uncertain. For this policy, management cautions that future events rarely develop as a forecast, and estimates routinely require adjustment and may require material adjustment. There have been no significant changes in critical accounting policies in the past year.

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

Forward Looking Statements

Some of the statements made in this Form 10-K are not historical facts and may be considered "forward looking statements." All forward-looking statements are, of course, subject to varying levels of uncertainty. In particular, statements which suggest or predict future events or state the Company's expectations or assumptions as to future events may prove to be partially or entirely inaccurate, depending on any of a variety of factors, such as the availability of additional capital, the actions of the Company's creditor, including but not limited to the Company's bank and DEMALE, LLC, the success of its recently implemented cost cutting, the results of the Reynolds appeal, economic conditions generally, new technological developments, competitive developments, results of pending litigation, competitive pressures, changes in the management, personnel, financial condition or business objectives of one or more of the Company's customers, increased governmental regulation or other actions affecting the Company or its customers as well as other factors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1mage Software, Inc.
--------------------
INDEX TO FINANCIAL STATEMENTS                                             PAGE
--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM....................19

BALANCE SHEETS - December 31, 2004 and 2003................................20

STATEMENTS OF OPERATIONS - For the Years Ended
   December 31, 2004, 2003, and 2002 ......................................21

STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) - For the Years Ended
   December 31, 2004, 2003, and 2002.......................................22

STATEMENTS OF CASH FLOWS - For the Years Ended
   December 31, 2004, 2003, and 2002.......................................23

NOTES TO FINANCIAL STATEMENTS..............................................25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE............................... ...............38

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS..........................39

             Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
1mage Software, Inc.
Englewood, Colorado

We have audited the accompanying balance sheets of 1mage Software, Inc. as of December 31, 2004 and 2003, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1mage Software, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                       BKD, LLP

Denver, Colorado
February 25, 2005, except for Note 4 as to which the date is April 6, 2005

1mage Software, Inc.
BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

----------------------------------------------------------------------------------------------

                                                                       2004           2003
----------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                       $    50,503    $   143,505
   Receivables:
       Trade(less allowance: 2004, $3,750; 2003, $20,000)               81,851        609,216
   Inventory                                                             5,756         11,517
   Prepaid expenses and other current assets                             2,033         55,457
   Employee advances                                                       393         19,631
   Deferred tax asset                                                       --         20,000
                                                                   -----------    -----------
       Total current assets                                            140,536        859,326

PROPERTY AND EQUIPMENT, at cost, net                                    33,816         43,465

OTHER ASSETS:
   Software development costs, net                                     680,613        694,262
   Loan costs, net                                                       8,649         25,929
   Deferred tax asset                                                       --         40,000
   Rent/Security deposit                                                 7,841          7,841
   Inventory                                                                --          2,958
                                                                   -----------    -----------
TOTAL ASSETS                                                       $   871,455    $ 1,673,781
                                                                   ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Current portion of capital lease obligations                    $     4,124    $     3,663
   Deferred revenue                                                    310,403        287,000
   Line of credit - Bank                                               172,300             --
   Accounts payable                                                     60,002        162,255
   Accrued liabilities                                                 370,040        230,958
                                                                   -----------    -----------
       Total current liabilities                                       916,869        683,876
                                                                   -----------    -----------
LONG-TERM OBLIGATIONS:
   Capital lease obligations                                             5,311          7,105
   Deferred rent                                                        12,636             --
   Line of credit - Bank                                                    --        139,314
   Line of credit - Related Parties, net of discount                   197,772         54,600
                                                                   -----------    -----------
                                                                       215,719        201,019
                                                                   -----------    -----------
SHAREHOLDERS' EQUITY(DEFICIT):
   Common Stock, $.004 par value - 10,000,000 shares authorized;
      shares outstanding: 2004 and 2003- 3,302,597 and 3,287,597        13,210         13,150
   Additional paid-in capital                                        7,361,988      7,288,455
   Accumulated deficit                                              (7,636,331)    (6,512,719)
                                                                   -----------    -----------
      Total shareholders' equity(deficit)                             (261,133)       788,886
                                                                   -----------    -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY(DEFICIT)                  $   871,455    $ 1,673,781
                                                                   ===========    ===========

See notes to financial statements.

1mage Software, Inc.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

--------------------------------------------------------------------------------
                                           2004            2003            2002
--------------------------------------------------------------------------------
REVENUE:
   System sales and software licenses   $   448,994      1,019,708    $   946,071
   Services and annual fees                 946,595      1,084,659      1,296,018
                                        -----------    -----------    -----------
      Total revenue                       1,395,589      2,104,367      2,242,089
                                        -----------    -----------    -----------
COST OF REVENUE:
   System sales and software licenses       366,001        537,623        623,242
   Services and annual fees                 403,571        377,380        529,791
                                        -----------    -----------    -----------
      Total cost of revenue                 769,572        915,003      1,153,033
                                        -----------    -----------    -----------
GROSS PROFIT                                626,017      1,189,364      1,089,056

OPERATING EXPENSES:
   Selling, general & administrative      1,605,201      1,214,577      1,365,214
                                        -----------    -----------    -----------
LOSS FROM OPERATIONS                       (979,184)       (25,213)      (276,158)
                                        -----------    -----------    -----------
OTHER INCOME/(EXPENSE):
   Interest income                              395          1,701          3,396
   Interest expense                         (85,016)       (29,467)        (9,595)
   Other Income                                 193        138,519             --
                                        -----------    -----------    -----------
      Total other income (expense)          (84,428)       110,753         (6,199)
                                        -----------    -----------    -----------
INCOME/(LOSS) BEFORE INCOME TAXES        (1,063,612)        85,540       (282,357)

PROVISION/(CREDIT) FOR INCOME TAXES          60,000        (10,000)            --
                                        -----------    -----------    -----------
NET INCOME/(LOSS)                       $(1,123,612)        95,540    $  (282,357)
                                        ===========    ===========    ===========

BASIC AND DILUTED INCOME
(LOSS) PER COMMON SHARE                 $     (0.34)           .03    $      (.09)
                                        ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                 3,298,241      3,236,610      3,146,554
                                        ===========    ===========    ===========

See notes to financial statements.

1mage Software, Inc.
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
--------------------------------------------------------------------------------

                                                               Common Stock          Additional
                                                        ------------------------      Paid-In     Accumulated
                                                           Shares      Amount         Capital       Deficit         Total
                                                        ---------------------------------------------------------------------
Balances, January 1, 2002                               3,146,554    $    12,586    $ 7,238,658   $(6,325,902)   $   925,342

    Net loss                                                   --             --             --      (282,357)      (282,357)

Balances, December 31, 2002                             3,146,554    $    12,586    $ 7,238,658   $(6,608,259)   $   642,985

    Issuance of stock for services                         38,043            152          6,848                        7,000

    Issuance of stock for loan origination fee             90,000            360         20,340                       20,700

    Issuance of warrants for loan origination fee               0              0         18,189                       18,189

    Issuance of stock for exercise of stock options        13,000             52          4,420                        4,472

    Net income                                             95,540         95,540

Balances, December 31, 2003                             3,287,597         13,150      7,288,455    (6,512,719)       788,886

    Issuance of stock for exercise of stock options        15,000             60          6,383                        6,443

    Discount recorded on DEMALE line of credit                 --             --         67,150

    Net loss                                                                                       (1,123,612)    (1,123,612)
                                                        ---------------------------------------------------------------------
Balances, December 31, 2004                             3,302,597    $    13,210    $ 7,361,988   $(7,636,331)   $  (261,133)
                                                        =====================================================================

See notes to financial statements.

1mage Software, Inc.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

-----------------------------------------------------------------------------------------------------------------------

                                                                               2004            2003           2002
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)                                                          $(1,123,612)   $    95,540    $  (282,357)
Adjustments to reconcile earnings/(loss) to net cash provided by operating activities:
   Depreciation and amortization                                                 297,226        306,292        323,096
   Amortization of deferred loan costs                                            17,280         12,960             --
   Amortization of debt discount                                                  41,322             --             --
   Deferred rent                                                                  12,636             --             --
   Settlement of payable                                                              --       (138,375)            --
   Deferred revenue                                                               23,403          6,000         48,000
   Deferred tax asset                                                             60,000        (10,000)            --
   Issuance of stock options for services                                             --          7,000             --
   Changes in assets and liabilities:
     Receivables                                                                 527,365        (59,761)      (127,478)
     Inventory                                                                     8,719          4,983         (7,430)
     Prepaid expenses and other assets                                            72,662        (59,426)        (7,806)
     Accounts payable                                                           (102,253)        22,456         90,296
     Accrued liabilities                                                         139,082         82,698          1,750
                                                                             -----------    -----------    -----------
           Net cash provided by (used for) operating activities                  (26,170)       270,367         38,071
                                                                             -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                (4,584)       (13,180)        (6,103)
Additions to capitalized software                                               (267,351)      (261,346)      (292,015)
                                                                             -----------    -----------    -----------
           Net cash used for investing activities                               (271,935)      (274,526)      (298,118)
                                                                             -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings on line of credit - related parties                               169,000         54,600             --
Net borrowings (repayments) on line of credit - bank                              32,986        (60,686)       200,000
Repayment of long-term obligations                                                (3,326)          (460)        (2,636)
Proceeds from exercise of Common Stock options                                     6,443          4,472             --
                                                                             -----------    -----------    -----------
           Net cash provided by (used for) financing activities                  205,103         (2,074)       197,364
                                                                             -----------    -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                 (93,002)        (6,233)       (62,683)
CASH AND CASH EQUIVALENTS, beginning of year                                     143,505        149,738        212,421
                                                                             -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                                       $    50,503    $   143,505    $   149,738
                                                                             -----------    -----------    -----------
SUPPLEMENTAL CASH FLOWS INFORMATION
     Issuance of stock and stock purchase warrants
        for deferred loan origination fees related to the

        DEMALE, LLC line of credit                                           $        --    $    38,889    $        --

    Beneficial conversion option associated with DEMALE
        line of credit                                                       $    67,150    $        --    $        --

See notes to financial statements

1mage Software, Inc.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

|---------------------------------------------------------------------------------------------------------------------------------

                                                                                       2004             2003           2002
---------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                           Cash paid for interest   $      15,160   $      14,774   $       9,595
                                                                                    =============   =============   =============

                                                                Income taxes paid   $       2,500   $       2,500   $       2,500
                                                                                    =============   =============   =============

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

                        Acquisition of property and equipment by assuming capital

                                                                lease obligations   $       1,993   $          --   $      10,987
                                                                                    =============   =============   =============

1mage Software, Inc.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003, AND 2002

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

      Property and Equipment is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives (generally five years) of the assets or the lease term, if shorter. The Company capitalizes all expenditures for property and equipment in excess of $500. For the years ended December 31, 2004, 2003, and 2002, depreciation expense totaled $16,226, $18,292, and $21,896, respectively.

      Advertising Costs are expensed as incurred. Advertising expenses totaled $40,522, $63,552, and $118,373, in 2004, 2003 and 2002, respectively.

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

      It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the products, or both will be reduced significantly in the near term due to competitive pressure. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term. The amounts capitalized for the years ended December 31, 2004, 2003, and 2002 were $267,351, $261,346, and $296,510, respectively. Amortization of these costs totaled $281,000, $288,000, and $301,200, respectively. The net realizable value of such capitalized costs is reviewed by management on a periodic basis, and costs in excess of net realizable value, if any, are charged to operations.

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

      A single customer, Reynolds and Reynolds, accounted for 0%, 0.1%, and 20% of revenues in 2004, 2003, and 2002, respectively. No other customer accounted for more than 10% of revenue for 2004, 2003, or 2002.

      Debt Discount - is amortized using the effective interest method over the term of the debt agreement.

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

      Three customers accounted for 41%, 13% and 11% of accounts receivable at December 31, 2004. One customer accounted for 31% of accounts receivable at December 31, 2003. Three different customers accounted for 32%, 12% and 11% of accounts receivable at December 31, 2002.

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

      Stock-based Compensation At December 31, 2004, the Company has three stock-based employee compensation plans, which are described more fully in
      Note 5. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                 Year Ended December 31
                                                      -----------------------------------------
                                                          2004          2003            2002
                                                      -----------    -----------    -----------
Net income (loss), as reported                        $(1,123,612)   $    95,540    $  (282,357)
Less:  Total stock-based employee compensation cost
   determined under the fair value based method,
   net of income taxes                                    (28,415)      (105,885)       (97,166)
                                                      -----------    -----------    -----------
Pro forma net income (loss)                           $(1,152,027)   $    10,345    $  (379,523)
                                                      ===========    ===========    ===========
Earnings per share:
Basic and Diluted - as reported                       $     (0.34)   $      0.03    $     (0.09)
                                                      ===========    ===========    ===========
Basic and Diluted - pro forma                         $     (0.35)   $        --    $     (0.12)
                                                      -----------    ===========    ===========


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

2.    PROPERTY AND EQUIPMENT

      Property and equipment at December 31 consists of the following:

                                                            2004         2003
                                                         ---------    ---------
Equipment                                                $ 340,425    $ 666,277
Furniture                                                   57,035       57,088
Leasehold improvements                                      10,903       10,903
                                                         ---------    ---------
                                                           408,363      734,268
Less: accumulated depreciation                            (374,547)    (690,803)
                                                         ---------    ---------
                                                         $  33,816    $  43,465
                                                         =========    =========

3.    ACCRUED LIABILITIES

      Accrued liabilities at December 31 consist of the following:

                                                         2004             2003
                                                       --------         --------
Sales tax payable                                      $ 52,475         $ 73,770
Accounting and audit fees                                 6,500            9,521
Accrued compensation                                     16,140           80,873
Litigation                                              198,389                0
Deferred rent                                            12,636                0
Other                                                    96,536           66,794
                                                       --------         --------
                                                        382,676          230,958
Less: Deferred rent - long-term                          12,636                0
                                                       --------         --------
                                                       $370,040         $230,958
                                                       ========         ========

4.    LINES OF CREDIT

      Bank

      On February 24, 2004, the Company entered into a $200,000 annual revolving bank line of credit that expired on February 24, 2005 and had borne interest at prime plus 1.75% (total rate of 7.0% at December 31, 2004) not to exceed 18%, and was collateralized by all accounts receivable, assets, and general intangibles of the Company. The proceeds from this bank line of credit were used to payoff the bank line of credit that existed at December 31, 2003. Total borrowings outstanding under the line of credit were $172,300 at December 31, 2004. The bank has informed the Company that the line will not be renewed. On March 25, 2005, the bank line of credit was amended to extend the due date until April 15, 2005 and reduce the line to $162,300. The Company is currently in negotiations with the bank to implement a payment plan that will amortize the debt over a 48-month period, with a new maturity date of April 15, 2006.

      The Company had a $200,000 annual revolving bank line of credit which expired on February 24, 2004 and had borne interest at the greater of 7% or prime plus 1.5%, not to exceed 18%, and was collateralized by all accounts receivable and general intangibles of the Company. Total borrowings outstanding under the line of credit were $139,314 at December 31, 2003.


      Related Parties

      On April 1, 2003, the Company entered into a $300,000 convertible revolving line-of-credit agreement (the Agreement) with DEMALE, LLC, an entity owned by certain stockholders of the Company. The lender may elect to convert all or any portion of the unpaid principal and interest owed under the line at the termination of the Agreement into shares of the Company's common stock at a conversion price equal to 80% of the fair market value on that date. The estimated fair value of the beneficial conversion terms related to this convertible line of credit amounted to $67,150 and was recorded as a discount on the line of credit with an offsetting credit to additional paid-in capital. In connection with the Agreement, the Company issued 90,000 shares of restricted common stock and stock purchase warrants to purchase an additional 90,000 shares of restricted common stock as payment for loan origination costs. The line expires on June 30, 2005 and requires the Company, among other things, to maintain certain financial conditions. At December 31, 2004 and 2003, there was $223,600 and $54,600, respectively, borrowed against this line. The line is secured by substantially all of the Company's assets and is subordinated to the bank line of credit. Interest is accrued and payable quarterly at the greater of 7% or prime plus 1.5% (total interest rate of 7.0% at December 31, 2004). At December 31, 2004 and 2003, accrued and unpaid interest was $12,560 and $1,733, respectively, and is included in the balance under the heading "Accrued liabilities." On February 7, 2005, the Board of Directors voted to amend the line and, effective March 31, 2005, the line was amended to increase the line to $500,000 and extend the due date until June 30, 2007 or such earlier date as is mutually agreed upon by the Company and DEMALE. Additionally, in connection with the amendment, DEMALE right to convert any or all of the unpaid principal and interest into shares of the Company's common stock was set at the lesser of $0.14 per share, that price being equal to 80% of the fair market value as of the date of the amendment, or 80% of the fair market value as of the date of the actual conversion.

5.    SHAREHOLDERS' EQUITY

      Stock Compensation Plans

      At December 31, 2004, the Company has three stock-based compensation plans, which are described below. The Company applies Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the dates of awards under those plans consistent with the method of FASB Statement 123, the Company's net income (loss) and earnings (loss) per share would have been as indicated below:

                                                                 2004              2003              2002
                                                             ------------      -----------       -------------
      Net Income (Loss):
                                         As Reported         $ (1,123,612)     $    95,540       $    (282,357)
                                         Pro Forma           $ (1,152,027)     $   (10,345)      $    (379,523)

      Earnings (Loss) Per Common Share:
                                         As Reported         $      (0.34)     $      0.03       $       (0.09)
                                         Pro Forma           $      (0.35)     $        --       $       (0.12)

      The fair  value of each  option  grant is  estimated  on the date of grant
      using  the   Black-Scholes   option-pricing   model  with  the   following
      weighted-average assumptions for grants in 2004, 2003, and 2002:

                                        2004           2003            2002
                                    ------------    -----------    -------------

      Dividend Yield                      0%             0%             0%
      Expected Volatility               134%          1328%           128%
      Risk-Free Interest Rate          5.00%          4.25%          4.25%
      Expected Lives                    5.0 years      9.0 years      8.8 years


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

      1996 Equity Incentive Plan

      In September 1996, the Board of Directors authorized 1,000,000 shares of Common Stock for issuance under its 1996 Equity Incentive Plan ("1996 Plan") as incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"). On June 7, 2004, the Board of Directors voted to amend the 1996 Plan to increase the number of authorized shares of Common Stock available for issuance from 1,000,000 shares to 1,200,000 shares. The Company grants ISOs only to employees. The Company grants NQSOs and restricted stock to persons who are employees of the Company and to non-employee directors under the 1996 Plan.

      The options are granted to purchase Common Stock at the fair market value on the grant date or at other prices as determined by the Board of Directors. The option-vesting period is determined at the time of each grant, and all options expire five to ten years from the grant date.

      A summary of the 1996 Plan stock option activity follows:

      -----------------------------------------------------------------------------------------------------

                                                      Outstanding           Exercise          Weighted Avg.
                                                        Shares               Price           Exercise Price
      -----------------------------------------------------------------------------------------------------
         Balances, January 1, 2002                          770,000                                .59
         Granted                                              8,000           $.51                 .51
         Canceled                                           (13,500)      $.56 - $.70             (.66)
                                                  -----------------

         Balances, December 31, 2002                        764,500                                .59
         Granted                                            112,000       $.31 - $.39              .34
         Canceled                                           (74,500)      $.51 - $1.43            (.67)
                                                  -----------------

         Balances, December 31, 2003                        802,000                                .55
         Granted                                             63,151       $.15 - $.59              .32
         Exercised                                           (9,000)      $.31 - $.63             (.48)
         Canceled                                           (65,000)      $.31 - $1.29            (.60)
                                                  -----------------

         Balances, December 31, 2004                        791,151                               .53
                                                  =================

      The following table summarizes information about stock options under the plan at December 31, 2004:

                                             Outstanding                              Exercisable
                        --------------------------------------------------    ---------------------------
                                            Weighted
                                             Average          Weighted                         Weighted
        Range of                            Remaining         Average                          Average
        Exercise             Number        Contractual        Exercise          Number         Exercise
         Prices           Outstanding         Life             Price          Exercisable        Price
      ------------      --------------   --------------    ---------------    -----------     -----------
      0.15 to 0.44          387,151         4.5 years           0.39            342,041           0.41
      0.51 to 0.84          396,000         5.5 years           0.64            383,665           0.64
      1.29 to 1.44            8,000         5.0 years           1.36              8,000           1.36

      At December 31, 2004, options for 733,706 shares were exercisable under the 1996 Plan. There were 201,849 shares available for future grant.

      The weighted-average grant-date fair value of options granted during 2004, 2003, and 2002 were $0.32, $0.34, and $0.51, respectively.

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

      Details of activity under the 1994 Plan are as follows:

      -----------------------------------------------------------------------------------------------------------

                                                                                                Weighted Average
              Stock Options                            Outstanding           Exercise Price      Exercise Price
      -----------------------------------------------------------------------------------------------------------
         Balances, January 1, 2002                             320,750                                .52
            Granted                                             34,000           $.35                 .35
            Canceled                                           (96,500)          $.63                (.63)
                                                  --------------------

         Balances, December 31, 2002                           258,250                                .46
            Granted                                             78,849        $.31 - $.35             .34
            Exercised                                          (13,000)          $.34                (.34)
            Canceled                                           (34,250)       $.34 - $.66            (.51)
                                                  --------------------

         Balances, December 31, 2003                           289,849                                .43
            Granted                                             14,849           $.15                 .15
            Exercised                                           (6,000)       $.34 - $.35             .35
            Canceled                                           (14,849)       $.31 - $.63             .37
                                                  --------------------

         Balances, December 31, 2004                           283,849                                .42
                                                  ====================

      -----------------------------------------------------------------------------------------------------------

                                                                                                Weighted Average
                Stock Grants                                                   Grant Price       Exercise Price
      -----------------------------------------------------------------------------------------------------------
         Balances, January 1, 2002                              83,166        $.84 - $1.13          $1.66
            Granted/Canceled                                        --             --                  --
                                                  --------------------

         Balances, December 31, 2002                            83,166                               1.66
            Granted/Canceled                                        --             --                  --
                                                  --------------------

         Balances, December 31, 2003                            83,166                               1.66
            Granted/Canceled                                        --             --                  --
                                                  --------------------

         Balances, December 31, 2004                            83,166                               1.66
                                                  ====================

      The following table summarizes information about stock options under the 1994 Plan at December 31, 2004:

                                             Outstanding                              Exercisable
                        --------------------------------------------------    ---------------------------
                                            Weighted
                                             Average          Weighted                         Weighted
        Range of                            Remaining         Average                          Average
        Exercise             Number        Contractual        Exercise          Number         Exercise
         Prices           Outstanding         Life             Price          Exercisable        Price
      ------------      --------------   --------------    ---------------    -----------     -----------
      0.15 to 0.35          207,349         4.6 years           0.33            178,783           0.35
      0.56 to 0.66           76,500         3.3 years           0.65             75,875           0.65

      The weighted-average grant-date fair value of options granted during 2004, 2003, and 2002 were $.15, $.34, and $.35, respectively.

      At December 31, 2004, options to purchase 254,658 shares of Common Stock were exercisable and no shares were available for future grant under the 1994 Plan.

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

      A summary of the 1993 Plan stock option activity follows:

      -------------------------------------------------------------------------------------------------------

                                                       Outstanding                            Weighted Avg.
                                                         Shares             Exercise Price   Exercise Price
      -------------------------------------------------------------------------------------------------------
         Balances, January 1, 2002                            79,800                             .47
            Granted/Canceled/Exercised                             0             $ -              --
                                                   -----------------

         Balances, December 31, 2002                          79,800                             .47
            Granted                                           11,675             $.31            .31
            Canceled                                         (11,675)        $.44 - $2.06       (.52)
                                                   -----------------

         Balances, December 31, 2003                          79,800                             .44
            Canceled                                         (13,500)        $.31 - $.34         .32
                                                   -----------------

         Balances, December 31, 2004                          66,300                             .46
                                                   =================

The following table summarizes information about stock options under the plan at December 31, 2004.

                                             Outstanding                              Exercisable
                        --------------------------------------------------    ---------------------------
                                            Weighted
                                             Average          Weighted                         Weighted
        Range of                            Remaining         Average                          Average
        Exercise             Number        Contractual        Exercise          Number         Exercise
         Prices           Outstanding         Life             Price          Exercisable        Price
      ------------      --------------   --------------    ---------------    -----------     -----------
      0.31 to 0.44          61,300          2.0 years           0.43            60,463            0.44
      0.56 to 0.75           4,500          2.6 years           0.73             4,500            0.73
      1.38 to 2.06             500          1.0 years           1.72               500            1.72

      There were no options granted during 2004. At December 31, 2004, options for 64,683 shares were exercisable under the 1993 Plan. There were no shares available for future grant under the 1993 Plan.

      Common Stock Warrants

      On April 1, 2003, in connection with obtaining the line of credit - related parties, the Company issued warrants to the owners of the lender to purchase 90,000 shares of Common Stock at an exercise price of $0.18 per share, that price being equal to 80% of the fair market value of the Common Stock on March 31, 2003.

      Common Stock Reserved

      Common Stock reserved at December 31, 2004 was as follows:

            1996 Equity Incentive Plan                             993,000
            1994 Stock Option and Grant Plan                       283,849
            1993 Stock Option Plan                                  65,800
                                                                 ---------
                                                                 1,342,649
                                                                 =========

6.    INCOME TAXES

      The provisions (credit) for income taxes for the years ended December 31, consists of:

                                        2004           2003            2002
                                   ------------    ------------    ------------

      Current:
                Federal            $         --    $         --    $         --
                State                        --              --              --
                                   ------------    ------------    ------------
                Total current                --              --              --
                                   ------------    ------------    ------------

      Deferred:
                Federal                  60,000         (10,000)             --
                State                        --              --              --
                                   ------------    ------------    ------------
                Total deferred           60,000         (10,000)             --
                                   ------------    ------------    ------------
                                         60,000    $    (10,000)   $         --
                                   ============    ============    ============

      The following is a reconciliation of statutory federal income taxes to the actual provision (credit) for income taxes:

                                                     2004                  2003               2002
                                                   ---------            ---------          ---------
      Federal income taxes at statutory rate       $(362,000)           $  29,000          $ (96,000)
      Non-deductible expenses                          7,000                7,000              7,000
      Increase (decrease) in taxes resulting
        from state income taxes                      (33,000)               3,000             (9,000)
      Increase (decrease) in deferred tax
        asset valuation allowance                    465,000              (52,000)           101,000
      Other, net                                     (17,000)               3,000             (3,000)
                                                   ---------            ---------          ---------
      Provision/(credit) for income taxes          $  60,000            $ (10,000)         $      --
                                                   =========            =========          =========

      The components of the net deferred tax (liability) asset recognized in the accompanying balance sheets are as follows:

                                            2004                      2003
                                        -----------               -----------
                Deferred tax liability  $    (4,000)              $   (12,000)
                Deferred tax asset        2,554,000                 2,156,000
                Valuation allowance      (2,550,000)               (2,084,000)
                                        -----------               -----------
                                        $         0               $    60,000
                                        ===========               ===========

      The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax asset and their approximate tax effects are as follows:

                                            2004                      2003
                                        -----------               -----------
                Future income
                  (deductions):
                Net operating loss      $ 2,553,000               $ 2,147,000
                Allowance for
                  doubtful accounts           1,000                     8,000
                Depreciation                      0                     1,000
                Other, net                   (4,000)                  (12,000)
                                        -----------               -----------
                                        $ 2,550,000               $ 2,144,000
                                        ===========               ===========

      The Company has net operating loss carry forwards for federal income tax purposes of approximately $6,584,000. These carry forwards expire on varying dates through 2024.

7.    EMPLOYEE BENEFIT PLAN

      The Company has a Cash or Deferred Profit Sharing Plan ("the 401(k) Plan"). The 401(k) Plan is designed to qualify under Section 401(k) of the Internal Revenue Code and allows the Company to make discretionary contributions as determined by the Company's Board of Directors. For the years ended December 31, 2004, 2003, and 2002, the Company contributed $2,954, $3,225, and $4,923 to the 401(k) Plan.

8.    COMMITMENTS AND CONTINGENCIES

      At December 31, 2004 and 2003, equipment with a net book value of $2,254 and $7,436, net of accumulated amortization of $8,863 and $19,827, respectively, has been leased under capital leases.

      The Company leases its executive offices under a noncancelable-operating lease, which expires in August 2008. Total rent expense for the years ended December 31, 2004, 2003 and 2002 was $81,847, $76,352, and $89,306
      respectively.

      Future minimum payments for lease obligations are as follows:

                                                       Capital        Operating
                                                      ---------       ---------
                2005                                      5,668          71,487
                2006                                      5,250          88,335
                2007                                        658          91,067
                2008                                         55          61,925
                                                      ---------       ---------
                Total minimum lease payments             11,631       $ 312,814
                                                                      =========
                Amount representing interest             (2,196)
                                                      ---------
                Present value of min. lease payments      9,435
                Current portion                          (4,124)
                                                      ---------
                Long-term portion                       $ 5,311
                                                      =========

      The Company has bonus agreements with two officers that provide for quarterly bonuses of 5% and 4%, respectively, of the Company's pre-tax profits. The Company expensed bonuses of $0, $9,449, and $0, under these agreements for the years ended December 31, 2004, 2003, and 2002, respectively.

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

      The estimated fair values of the Company's financial instruments at December 31, 2004 are as follows:

                                                      Carrying
                                                       Amount       Fair Value
                                                    -----------     -----------
                Assets:
                Cash and cash equivalents           $    50,503     $    50,503
                Receivables                         $    82,244     $    82,244

                Liabilities:
                Accounts Payable                    $    60,002     $    60,002
                Line of Credit-bank                 $   172,300     $   172,300
                Line of Credit-related parties      $   197,772     $   223,600

      The estimated fair values of the Company's financial instruments at December 31, 2003 are as follows:

                                                      Carrying
                                                       Amount       Fair Value
                                                    -----------     -----------
                Assets:
                Cash and cash equivalents           $   143,505     $   143,505
                Receivables                         $   628,848     $   628,848

                Liabilities:
                Accounts Payable                    $   162,255     $   162,255
                Line of Credit-bank                 $   139,314     $   139,314
                Line of Credit-related parties      $    54,600     $    54,600

10.   SEGMENT INFORMATION

      The Company operates in one industry segment consisting of the development and marketing of electronic document image management and retrieval systems. The Company's technologies are managed as one segment because it offers similar products in similar markets and the factors determining strategic decisions are comparable for all products and markets.

      Sales to foreign markets totaled $35,471, $35,556, and $38,197 for the years ending December 31, 2004, 2003, and 2002, respectively.

11.   LIQUIDITY

      The Company's cash and cash equivalents decreased $93,002 during the year ended December 31, 2004 to approximately $51,000 at December 31, 2004. During 2004, the Company incurred cash expenditures for deferred development costs of approximately $267,000. As of December 31, 2004, the Company had deficit working capital of approximately $789,000. At December 31, 2004, current liabilities included deferred revenue of approximately $310,000, which will be earned throughout calendar year 2004 and does not require additional direct cash flow needs to be earned.

      At December 31, 2004, the Company's line of credit with a bank had a balance of $172,300 and the Company's line of credit with a related party had a balance of $223,600. Subsequent to December 31, 2004, the bank notified the Company that it would not be renewing the line of credit in February, 2005. The line is collateralized by accounts receivable and general intangibles of the Company and bears interest at prime plus 1.75% not to exceed 18%. During March 2005, the bank line of credit was amended to extend the due date until April 15, 2005 and reduce the line to $162,300. Currently, the Company is in negotiations with the bank to implement a payment plan that will amortize the debt over a 48-month period, with a new maturity date of April 15, 2006.

      Additionally, during March 2005, the related party line of credit was amended to extend the due date until June 30, 2007, or an earlier date as mutually agreed upon by the Company and DEMALE, and increase the line to $500,000. The line is collateralized by all accounts receivable and general intangibles of the Company. As of December 31, 2004, the Company had no material commitments for capital expenditures to be made during calendar 2005.

      As a result of the Company's operating losses in 2004 and the $392,000 award against it in the Reynolds arbitration, the Company's capital resources have been stretched to unprecedented lengths. The Company cannot bear any significant operating or other losses in 2005 if it is to survive. While preliminary indications are that the Company has not incurred such a significant loss in the first quarter of 2005, the Company still requires the continuing forbearance of its bank, which has already declined to renew the $162,000 owed on its line of credit, and the continued support of DEMALE, LLC, which the Company owes $468,000 as of March 31, 2005. There is no assurance that such forbearance or support will continue or that the Company will not incur additional operating losses. Accordingly, unless the Company can obtain additional capital to cover future losses, if the Company incurs additional losses or otherwise experiences negative cash flow, there is a substantial risk that the Company will not be able to continue as a going concern.

           Report of Independent Registered Public Accounting Firm on
                          Financial Statement Schedule

Audit Committee, Board of Directors and Shareholders
1mage Software, Inc.
Englewood, Colorado

In connection with our audit of the financial statements of 1mage Software, Inc. for each of the three years in the period ended December 31, 2004, we have also audited the following financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits of the basic financial statements. The schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the financial statements.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.


                                                                        BKD, LLP

Denver, Colorado
February 25, 2005

1mage Software, Inc.

SCHEDULE VIII
VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                                                                             Deductions
                                                                          Additions           Accounts
                                                       Balance at        charged to:         charged to:
                                                      beginning of        Costs and                            Balance at end
                                                         period            expenses           Allowance           of period
                                                     --------------     --------------    ----------------     --------------
For the Year Ended December 31, 2004:
      Allowance for Doubtful Accounts                $     20,000       $     45,956      $        62,206      $      3,750

For the Year Ended December 31, 2003:
      Allowance for Doubtful Accounts                $     10,000       $     43,450      $        33,450      $     20,000

For the Year Ended December 31, 2002:
      Allowance for Doubtful Accounts                $     10,000       $     34,850      $        34,850      $     10,000

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

            There have been no significant changes in the Company's internal controls during the quarter ended December 31, 2004, or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information concerning the Company, Executive Officers and Directors:

                                 Period Served as         All Positions and
                                 Director of the           Offices Held
Name                    Age          Company              With the Company
--------------------------------------------------------------------------------

David R. DeYoung         60        Since 1981         President, Chief Executive
                                                      Officer and Director

Mary Anne DeYoung        51        Since 1994         Treasurer, Chief Financial
                                                      Officer, Asst. Secretary
                                                      and Director

Robert Wiegand II        58        Since 1992         Secretary and Director

John G. Mazza            59        Since 2003         Director

Spencer D. Lehman        69        Since 2004         Director


David R. DeYoung - Chairman, President, Chief Executive Officer and Director

      Mr. DeYoung has been President, Chief Executive Officer and a Director of the Company since its formation in 1981. He served in similar capacities with the Company's predecessor corporation from 1979 to 1981. He holds a Bachelor of Science Degree in Business Administration and Computer Science from California State Polytechnic University. Mr. DeYoung is the spouse of Mary Anne DeYoung. Mr. DeYoung owns a one fourth membership interest in DEMALE, LLC, which has extended a $500,000 convertible line of credit to the Company, under which the Company owed DEMALE $468,000 plus interest as of March 31, 2005.

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

Robert Wiegand II - Secretary and Director

      Mr. Wiegand was elected to the Board of Directors in July 1992. Mr. Wiegand was appointed to the office of Secretary of the Company on March 1, 1994. Mr. Wiegand is presently a lawyer in private practice. From January 15, 1992 to December 26, 1992, he was Vice-President of Administration for Rose Manufacturing Co., a privately held manufacturer of safety equipment based in Englewood, Colorado. Mr. Wiegand has practiced law for 23 years, and prior to joining Rose Manufacturing, was special counsel with Pendleton & Sabian, P.C., a law firm in Denver. Mr. Wiegand graduated Phi Beta Kappa from the Tulane University of Louisiana in 1970 and went on to receive a law degree and was admitted to practice in Louisiana in 1972 and Colorado in 1977. Since 1976, Mr. Wiegand's practice has been limited to securities offerings, estate planning, business organizations and tax law. In addition to membership in six bar Associations, Mr. Wiegand has been admitted to practice before the U.S. Supreme Court, the U.S. District Court (Colorado and ED-Louisiana) and before the U.S. Court of Appeals (5th Circuit). Mr. Wiegand is a minority interest holder in Gold King Investments LLC, who owns a one fourth membership interest in DEMALE, LLC.

John G. Mazza - Director

      Mr. Mazza was elected to the Board of Directors in March 2003. Mr. Mazza is currently the President of Drake Holding Corp. and Drake Energy Corp., both Nevada corporations and brokerage firms, located in Malibu, California, and has served in that capacity since 1984 and 1990, respectively. From 1999 to 2001, Mr. Mazza was a founder, Secretary and director of Aoptix Technologies Inc., a manufacturer of free space optical laser data and telecommunication transmission systems. From 1969 to 1984 Mr. Mazza held various senior management positions with William O'Neil and Co. Incorporated, a New York Stock Exchange member firm and O'Neil Data Systems, Inc., a brokerage company. In total, Mr. Mazza has been associated with the securities industry for over 30 years. Mr. Mazza holds a Bachelor of Science degree from Claremont McKenna College and a Masters of Business Administration from the University of Southern California. Mr. Mazza owns a one fourth membership interest in DEMALE, LLC.

Spencer D. Lehman - Director

      Mr. Lehman was elected to the Board of Directors in February 2004. Mr. Lehman has been a securities broker with the Shemano Group in Los Angeles, California since 2002. From 1987 until 2002, Mr. Lehman held various positions with Drake Capital, another brokerage firm. From 1962 to 1987, Mr. Lehman held positions at PaineWebber, Dean Witter and Shearson. From 1958 to 1960, Mr. Lehman served as an officer in the United States Navy. Mr. Lehman holds a degree in Geology from the University of California- Los Angeles (U.C.L.A.). Mr. Lehman owns a one fourth membership interest in DEMALE, LLC.

      There is no arrangement or understanding between any of the executive officers and any other persons pursuant to which he or she was or is to be selected as an executive officer.

      Audit Committee Expert

      The Company does not have a "financial expert", as defined by the SEC's rules under Sarbanes-Oxley, serving on the Committee because the Board of Directors believes that all of the members of the Board, including but not limited to those serving on the Audit Committee, have sufficient financial knowledge, experience and sophistication to comprehend and critically analyze the Company's financial statements and the audit thereof. Accordingly, the Board has determined that adding a "financial expert" to the Board and the Audit Committee at this time is not a necessary or productive expenditure of the Company's limited resources.

      Codes of Ethics

      The Company has not yet adopted a code of ethics for its principal executive officer and principal financial officer since they are the Company's only two executive officers. The Board of Directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted. If the Company does adopt a code of ethics in the future, in light of the Company's modest size, it is likely to apply to all employees rather than only executive officers.

      Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of the Common Stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the exchange on which the Common Stock is listed for trading. Those persons are required by regulations promulgated under the Exchange Act to furnish the Company with copies of all reports filed pursuant to Section 16(a). The Company believes that all Section 16(a) Securities and Exchange Commission filing requirements applicable to the Company's executive officers and directors for calendar 2004 were timely met.

ITEM 11. EXECUTIVE COMPENSATION

                           Summary Compensation Table

      The following sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Chief Executive Officer of the Company. There were no other Executive Officers serving at the end of the last fiscal year whose compensation was greater than $100,000.

----------------------------------------------------------------------------------------------------------
                                                                             Long Term         All Other
                                                Annual Compensation *      Compensation     Compensation**
                                              -----------------------      -------------    --------------
                                               Salary           Bonus          Awards
                                              -------         -------      -------------
                                                                             Securities
                                                                             Underlying
Name and Principal Position    Year             ($)              ($)         Options (#)         ($)
----------------------------------------------------------------------------------------------------------
David R. DeYoung               2004           132,687               0            0             3,792
President, CEO                 2003           132,408           5,250            0             1,767
                               2002           145,578               0            0             3,068
----------------------------------------------------------------------------------------------------------

* Mr. DeYoung did not receive additional compensation other than noted above, the aggregate amount of which was the lesser of either $50,000 or 10% of his annual salary and bonus.

** Includes insurance premiums paid by the Company for term life and disability insurance, as well as premiums paid for a key-man life insurance policy which has the death benefit assigned to the Company and the cash value of the policy intended to accrue for the benefit of Mr. DeYoung.

              Option Grants for Fiscal Year Ended December 31, 2004

      The following table sets forth the information concerning individual grants of stock options during the last fiscal year to the named Executive
Officers:

----------------------------------------------------------------------------------------------------------------------------
                                                        Individual Grants
----------------------------------------------------------------------------------------------------------------------------
                             Number of
                            Securities
                            Underlying     Percent of Total       Exercise
                              Options      Options Granted          or Base
                              Granted      to Employees in          Price                                     Grant Date
          Name                (#)(1)         Fiscal Year          ($/Share)         Expiration Date         Present Value(2)
----------------------------------------------------------------------------------------------------------------------------
David R. DeYoung                 0                 0%               $.00                 N/A                     N/A
----------------------------------------------------------------------------------------------------------------------------

(1) There were no option grants to Messr. DeYoung during the fiscal year ended December 31, 2004.

       Aggregated Option Exercises For Fiscal Year Ended December 31, 2004
                           and Year-End Option Values

      The following table sets forth information concerning each exercise of stock options during the last fiscal year by the named Executive Officer and the fiscal year-end value of unexercised options:

----------------------------------------------------------------------------------------------------------------------------
                                                       Number of securities underlying           Value of unexercised
                   Shares acquired         Value       unexercised options at fiscal           in-the-money options at
Name               on exercise (#)       Realized ($)           year-end (#)                     fiscal year-end ($)*
----------------------------------------------------------------------------------------------------------------------------
                                                         Exercisable/unexercisable           Exercisable/unexercisable
----------------------------------------------------------------------------------------------------------------------------
D.R. DeYoung            0                   $ 0                  393,000/0                              $ 0/$ 0
----------------------------------------------------------------------------------------------------------------------------

*For all the unexercised options held as of December 31, 2004, the aggregate dollar value is the excess of the market value of the stock underlying those options over the exercise price of those unexercised options. The price used to calculate these figures is the closing price as of December 31, 2004 as reported on the OTCBB, which was $.15 per share.

      Equity Compensation Plan Information as of Year End December 31, 2004

                                                  Equity Compensation Plan Information
------------------------------------------------------------------------------------------------------------------------------------
                                             (a)                             (b)                                (c)
------------------------------------------------------------------------------------------------------------------------------------
      Plan Category                                                                                     Number of securities
                                 Number of securities to be     Weighted average exercise          remaining available for future
                                  issued upon exercise of          price of outstanding         issuance under equity compensation
                               outstanding options, warrants      options, warrants and            plans (excluding securities
                                         and rights                       rights                     reflected in column (a) )
------------------------------------------------------------------------------------------------------------------------------------
  Equity compensation plans
approved by security holders             1,059,300                        $ .63                               201,849
------------------------------------------------------------------------------------------------------------------------------------
  Equity compensation plans
  not approved by security
         holders (1)                       283,849                        $ .37                                  0
------------------------------------------------------------------------------------------------------------------------------------
           Total                         1,343,149                        $ .51                                  0
------------------------------------------------------------------------------------------------------------------------------------

(1) The 1994 Stock Option and Grant Plan, which was adopted by the Company but not approved by the Company's securities holders, was intended to provide incentives for selected persons to promote the financial success and progress of the Company by granting such persons options to purchase shares of Common Stock of the Company, or through the award of shares of the Company's Common Stock. The maximum aggregate number of shares of Common Stock subject to the Plan is 700,000. The Plan is administered by the Board of Directors of the Company. The Plan was amended in 2002 to permit grants to employees who were also members of the Board. In addition, options for 20,000 shares were granted outside of the 1996 Equity Incentive Plan (which was approved by the shareholders) by the Board of Directors on December 31, 2003. Those options are treated in all respects as to terms and conditions as if they were granted under the 1996 Plan.

Employment Contracts

      Mr. DeYoung, the Company's President and Chief Executive Officer, is employed pursuant to a three-year employment contract between the Company and Mr. DeYoung, which has been extended and will expire on October 31, 2005. Since November 1, 1999, the compensation of Mr. DeYoung has been established under the terms of this employment contract. The contract calls for an annual base salary, in an amount determined annually by the Board of Directors, payable semi-monthly, plus expenses and normal fringe benefits. Mr. DeYoung earns a bonus of 5% of the Company's pretax earnings, calculated on a quarterly basis. An annual bonus may be paid to Mr. DeYoung based on the performance of the Company and at the discretion of the Board of Directors. Mr. DeYoung's employment contract provides that should his employment be terminated for any reason other than for cause, he is entitled to a cash severance package equal to one year's cash compensation. In addition, Mr. DeYoung is entitled to receive a grant of a sufficient number of ten-year options as are necessary to permit him to retain the same percentage of beneficial ownership interest in the Company as he held on December 16, 1996. These grants would be made from the Company's Equity Incentive Plan at the fair market value of the Common Stock on the date of grant.

      Ms. DeYoung, the Company's Vice President of Finance and Chief Financial Officer, is employed pursuant to three-year employment contract between the Company and Ms. DeYoung which has been extended and will expire on October 31, 2005. Her compensation is established under the terms of this employment contract. The contract calls for an annual base salary, expenses, normal fringe benefits, as well as a bonus equal to 4% of the Company's pretax earnings, calculated on a quarterly basis. In addition, Ms. DeYoung's employment contract provides that should her employment be terminated for any reason other than for cause, she is entitled to a cash severance package equal to one year's cash compensation.

                             DIRECTORS' REMUNERATION

      The Company currently pays non-employee Directors $1,500 per quarter plus specific hourly fees for special meetings or additional participation as a director. Any director who serves on the Compensation Committee automatically receives 4,000 options on the last trading day in June pursuant to the Company's 1996 Equity Incentive Option Plan. Accordingly, on June 30, 2004, Messrs.
Wiegand & Lehman, as members of the Compensation Committee, received fully vested ten year options to purchase 4,000 shares of Common Stock at an exercise price of $0.59 per share, the closing price on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .STOCK OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

      The following table sets forth, as far as is known to the Board of Directors or the management of the Company, the only persons owning on April 1, 2005 more than five percent of the outstanding shares of the Company's Common Stock. For purposes of this disclosure, the amount of the Company's Common Stock beneficially owned by each person or entity is the aggregate number of shares of the Common Stock outstanding on such date plus an amount equal to the aggregate amount of Common Stock which could be issued upon the exercise of stock options and warrants within 60 days of such date.

----------------------------------------------------------------------------------------------------------------
                                                                           Beneficial
Name and Address of Beneficial Owner                                      Ownership(1)          Percent of Class
------------------------------------                                      ------------          ----------------
David R. DeYoung                                                        1,882,283  (2),(3)           40.3%
6025 So. Quebec Street #300,  Englewood, Colorado  80111

Mary Anne DeYoung                                                         402,501  (4)               11.1%
6025 So. Quebec Street #300,  Englewood, Colorado  80111

Robert Wiegand II                                                         260,214  (5)               7.3%
5261 So. Quebec Street,  Greenwood Village, Colorado  80111

John G. Mazza                                                           1,315,004  (6)               30.7%
6613 Zumirez Drive, Malibu, California  90265

Spencer D. Lehman                                                       1,313,705  (7)               30.7%
26671 Latigo Shores Drive, Malibu, California  90265

DEMALE, LLC                                                             3,740,057                    53.1%
26671 Latigo Shores Drive, Malibu, California  90265

Gold King Investments LLC                                                 732,143  (8)               18.1%
5261 So. Quebec Street,  Greenwood Village, Colorado  80111

All Executive Officers and Directors as a Group - 5 persons             5,905,849  (9)               74.4%
----------------------------------------------------------------------------------------------------------------

(1) Beneficial owners are believed to have sole voting and investment power with respect to the shares shown unless otherwise indicated.

(2) Includes: 387,625 options and 30,000 warrants to purchase Common Stock. Also includes 25.4% membership interest in DEMALE, LLC or 949,067 shares. See EXECUTIVE COMPENSATION - Employment Contract

(3) Excludes: any shares attributable to Mr. DeYoung's right under his employment contract to maintain his proportional ownership of the Company under certain circumstances. See EXECUTIVE COMPENSATION - Employment Contract.

(4)   Includes 332,000 options to purchase Common Stock

(5) Includes 79,500 options to purchase Common Stock. Also includes 4.3% membership interest in DEMALE, LLC or 160,713 shares.

(6) Includes 3,000 options and 30,000 warrants to purchase Common Stock. Also includes 25.4% membership interest in DEMALE, LLC or 949,067 shares.

(7) Includes 4,000 options and 30,000 warrants to purchase Common Stock. Also includes 25.4% membership interest in DEMALE, LLC or 949,067 shares.

(8)   Includes 19.5% membership interest in DEMALE, LLC or 732,143 shares.

(9) Includes 806,125 options and 90,000 warrants to purchase Common Stock. Also includes 100% membership of DEMALE, LLC or 3,740,057 shares.

      Change of Control

      As a result of transaction described in the following Item 13. Certain Relationships and Related Transactions, and in the Company's Form 8-K filed on April 7, 2005, describing the Amendment to the Company's Revolving Credit Agreement with DEMALE, LLC, the private lender controlled by affiliates of the Company, to increase the line of credit by $200,000 to $500,000 and the fixing of the maximum conversion price at $0.14 per share, DEMALE is now the beneficial owner of at least 3,571,429 shares, or 52.0% of the outstanding shares as calculated under Rule 13d-3(a).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On April 30, 2003, the Company closed on a Revolving Credit Loan Agreement dated effective April 1, 2003 (the "Agreement") with DEMALE, LLC, a Colorado limited liability company ("DEMALE"), under which DEMALE agreed to provide the Company with a line of credit up to $300,000. At that time, DEMALE had three members, David R. DeYoung, the Company's President and Chief Executive Officer, and John G. Mazza and Spencer D. Lehman, both Directors and more than 10% shareholders. At closing, each of Messrs. DeYoung, Mazza and Lehman received 30,000 shares of Common Stock based on the closing bid price of $0.23 on April 1, 2003, and a warrant to purchase up to an additional 30,000 shares of Common Stock at $0.18 per share, which price was set by reference to 80% of the closing bid price on April 1, 2003. In addition, the amount of any outstanding and unpaid principal and interest on the line of credit could be converted, at DEMALE's option, into shares of the Company's common stock at a conversion price equal to 80% of the fair market value of the Company's stock on the date of conversion. At December 31, 2004, the Company had been advanced $223,600 under the DEMALE line of credit. On March 31, 2005 Gold King Investments LLC became an equal member of DEMALE. Mr. Robert Wiegand II, a member of the Company's Board of Directors, holds a minority interest in Gold King Investments LLC. On March 31, 2005, DEMALE agreed to raise the line to $500,000 and extend the due date to June 30, 2007. In addition, the conversion price of the debt has been changed to the lesser of $.14 or 80% of the fair market value. Conversion of the debt into equity is at the option of DEMALE.

      As a result of the amendment of the DEMALE line of credit agreement and the increase of the amount drawn by the Company under that line of credit to $468,000 plus interest as of March 31, 2005, DEMALE is now the beneficial owner of at least 3,571,429 shares, or 52.0% of the outstanding shares as calculated under Rule 13d-3(a).

      Management of the Company is of the opinion that the terms and conditions of the foregoing transactions were no less favorable for the Company than could be obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to BKD, LLP

      For the calendar years ended December 31, 2004 and December 31, 2003, BKD, LLP provided services in the following categories and amounts:

                                                Calendar Year     Calendar Year
                                                    Ended             Ended
                                                  12/31/04           12/31/03
                                                  --------           --------
      Audit Fees(1)                               $28,050            $24,300
      All Other Fees                              $     0            $     0

(1) Represents the aggregate fees billed for professional services rendered for the audit and/or reviews of the Company's financial statements and in connection with the Company's statutory and regulatory filings or engagements.

      There were not any non-audit services rendered to the Company by BKD, LLP in calendar 2004 and 2003. While the Audit Committee has not established formal policies and procedures concerning pre-approval of audit or non-audit services, the Company's officers have been informed that all audit and non-audit services must be approved in advance by the Audit Committee. The establishment of any such formal policies or procedures in the future is subject to the approval of the Audit Committee.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a)   1. Financial Statements

               See Financial Statement Index on Page 13

            2. Financial Statement Schedules

               See Financial Statement Index on Page 13

            3. List of Exhibits

Exhibit Number             Description and Incorporation by Reference
--------------             ------------------------------------------

3.1*                - Restated  Articles of  Incorporation  of the  Company,  as
                    amended.
3.2*                - Bylaws of the Company, as amended.
3.3*                - Articles of Amendment to the Articles of  Incorporation of
                    the Company dated April 18, 1991
3.4**               - Articles of  Amendment  to the  Articles of  Incorporation
                    dated May 21, 1993.
3.4**               - Articles of  Amendment  to the  Articles of  Incorporation
                    dated June 28, 1994.
10.5*               -  UniVerse(TM)   Distributor   Agreement  between  INFORMIX
                    SOFTWARE, INC. and the Company dated May 15, 1991
10.14*******        - President  Employment  Agreement  between David R. DeYoung and the Company dated November 1, 1999.
10.15*******        - Chief Financial Officer Employment  Agreement between Mary
                    Anne DeYoung and the Company dated September 1, 1999.
10.21****           - Software License Agreement between  Reynolds+Reynolds  and the Company.  The grant of  confidential  treatment for this exhibit filed  separately  with the  Securities and Exchange
                    Commission has been agreed to.
10.22***            - 1994 Stock Option and Grant Plan.
10.23**             - 1993 Stock Option Plan.
10.24******         - Equity Incentive Plan
10.25********       -  Revolving  Credit Loan  Agreement  and  Revolving  Credit
                    Master Note dated April 1, 2003 with DEMALE, LLC
10.26*********      -  Revolving  Credit  Agreement,  Revolving  Credit Note and
                    Business  Security and  Corporate  Resolution  for Borrowing
                    with U.S. Bank, N.A. dated February 24, 2003
23                  - Consent of BKD, LLP
31.1                - Certificate of Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002
31.2                - Certificate of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002
32                  - Certificate  of CEO and CFO pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

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

***                 Filed as an Exhibit to Form S-8  Registration  Statement No.
                    33-78096, on April 22, 1994.

****                Filed  as an  Exhibit  to Form  10-K  for the  period  ended
                    December 31, 1994.

******              Filed as an Exhibit to Form S-3  Registration  Statement No.
                    333-35265, on September 10, 1997.

*******             Filed  as an  Exhibit  to Form  10-K  for the  period  ended
                    December 31, 2001

********            Filed as an Exhibit to Form 8-K dated April 30, 2003

*********           Filed  as an  Exhibit  to Form  10-K  for the  period  ended
                    December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1MAGE SOFTWARE, INC.


By:   /s/ David R. DeYoung                                 Date:  April 15, 2005
      --------------------                                        --------------
      David R. DeYoung
      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:   /s/ David R. DeYoung                                 Date:  April 15, 2005
      --------------------                                        --------------
      David R. DeYoung, President
      and Principal Chief Executive Officer


By:   /s/ Mary Anne DeYoung                                Date:  April 15, 2005
      ---------------------                                       --------------
      Mary Anne DeYoung
      Vice President, Finance
      Principal and Accounting Officer


By:   /s/ Robert Wiegand, II                               Date:  April 15, 2005
      ----------------------                                      --------------
      Robert Wiegand, II
      Director and Secretary


By:   /s/ John G. Mazza                                    Date:  April 15, 2005
      -----------------                                           --------------
      John G. Mazza
      Director


By:   /s/ Spencer D. Lehman                                Date:  April 15, 2005
      ---------------------                                       --------------
      Spencer D. Lehman
      Director