Form 10-Q
period 2005-03-31
IMAGE SOFTWARE INC
filed 2005-05-13
CIK 723574

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended 3/31/2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ________ to ________

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

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).                                Yes |_| No |X|

      As of May 6, 2005, there were 3,302,597 shares of the Registrant's Common Stock outstanding.

                                TABLE OF CONTENTS

PART I.  Financial Information

Item 1   Financial Statements

         Balance Sheets -March 31, 2005, and December 31, 2004.................................................. 3

         Statements of Operations - for three months ended March 31, 2005 and March 31, 2004.................... 4

         Statements of Cash Flows - for three months ended March 31, 2005 and March 31, 2004 ................... 5

         Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations......... 8

         Item 3  Quantitative and Qualitative Disclosures About Market Risk..................................... 9

         Item 4  Controls and Procedures........................................................................ 9

PART II. Other Information

         Items 1-5.............................................................................................. 10

         Item 6   Exhibits and Reports on Form 8-K.............................................................. 11

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              1mage Software, Inc.
                                 BALANCE SHEETS

                                                                   Unaudited
                                                                    March 31,    December 31,
                                   ASSETS                              2005          2004
                                                                   --------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                       $   190,281    $    50,503
   Receivables:
       Trade (less allowance: 2005, $3,750; 2004, $20,000)             187,104         81,851
       Other                                                            25,000
   Prepaid expenses and other current assets                             6,815          2,033
   Inventory                                                             4,878          5,756
   Employee advances                                                       348            393
                                                                   -----------    -----------
       Total current assets                                            414,426        140,536

PROPERTY AND EQUIPMENT, at cost, net                                    29,728         33,816
OTHER ASSETS:
   Software development costs, net                                     668,704        680,613
   Loan costs, net                                                       4,329          8,649
   Rent/security deposit                                                 7,841          7,841
                                                                   -----------    -----------
TOTAL ASSETS                                                       $ 1,125,028    $   871,455
                                                                   ===========    ===========
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Line of credit- bank                                            $   162,300    $   172,300
   Current portion of capital lease obligations                          4,124          4,124
   Deferred revenue                                                    302,865        310,403
   Accounts payable                                                    122,541         60,002
   Accrued liabilities                                                 345,989        370,040
                                                                   -----------    -----------
       Total current liabilities                                       937,819        916,869
LONG-TERM OBLIGATIONS:
   Capital lease obligations                                             4,375          5,311
   Deferred rent                                                        11,930         12,636
   Line of credit-Related Parties, net of discount                     393,273        197,772
                                                                   -----------    -----------
                                                                       409,578        215,719
                                                                   -----------    -----------
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock, $.004 par value - 10,000,000 shares authorized;
shares outstanding:  2005 and 2004: 3,302,597                           13,210         13,210
   Additional paid-in capital                                        7,421,601      7,361,988
   Accumulated deficit                                              (7,657,180)    (7,636,331)
                                                                   -----------    -----------
      Total shareholders' equity (deficit)                            (222,369)      (261,133)
                                                                   -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)               $ 1,125,028    $   871,455
                                                                   ===========    ===========

                   See Notes to Condensed Financial Statements

                              1mage Software, Inc.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended March 31,
                                                ------------------------------
                                                   2005               2004
                                                -----------        -----------
REVENUE
   System sales and software licenses           $   172,056        $   156,007
   Services and annual fees                         234,085            287,737
                                                -----------        -----------
      Total revenue                                 406,141            443,744
                                                -----------        -----------

COST OF REVENUE
  System sales and software licenses                111,700            102,265
  Services and annual fees                           86,088            138,051
                                                -----------        -----------
      Total cost of revenue                         197,788            240,316
                                                -----------        -----------

GROSS PROFIT                                        208,353            203,428
   % of Revenue                                          51%                46%
OPERATING EXPENSES:
   Selling, general & administrative                200,043            349,269
                                                -----------        -----------

INCOME/(LOSS) FROM OPERATIONS                         8,310           (145,841)
                                                -----------        -----------

OTHER INCOME/(EXPENSE):
   Interest expense                                 (29,590)            (9,104)
   Interest income                                      399                 82
   Other income                                          32                 --
                                                -----------        -----------
      Total other income (expense)                  (29,159)            (9,022)
                                                -----------        -----------

LOSS BEFORE INCOME TAXES                            (20,849)          (154,863)

PROVISION FOR INCOME TAXES                               --                 --
                                                -----------        -----------

NET LOSS                                        $   (20,849)       $  (154,863)
                                                ===========        ===========

BASIC AND DILUTED LOSS PER COMMON SHARE:                                     $
                                                $      (.01)              (.05)
                                                ===========        ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING:                    3,302,597          3,287,597
                                                ===========        ===========

                   See Notes to Condensed Financial Statements

                              1mage Software, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      2005            2004
                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings/(Loss)                                               $   (20,849)     $  (154,863)
Adjustments to reconcile earnings to net cash
   provided by operating activities:
   Depreciation and amortization                                       74,338           84,093
   Amortization of deferred loan costs                                  4,320               --
   Amortization of debt discount                                       16,664               --
   Deferred rent                                                         (706)              --
   Deferred revenue                                                    (7,538)         (10,000)

Changes in assets and liabilities:
     Receivables                                                     (130,253)         (21,243)
     Inventory                                                            878           (3,532)
     Prepaid expenses and other assets                                 (4,737)          32,180
     Accounts payable                                                  62,539          (27,627)
     Accrued liabilities                                              (24,051)         (13,775)
                                                                  -----------      -----------
        Net cash used for operating activities                        (29,395)        (114,767)
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                         --           (2,963)
Additions to capitalized software                                     (58,341)         (65,286)
                                                                  -----------      -----------
        Net cash used for investing activities                        (58,341)         (68,249)
                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit- Bank                                     (10,000)              --
Additions to the line of credit- Bank                                      --           50,686
Additions to the line of credit- Related Party                        238,450           50,000
Principal payments under capital lease obligations                       (936)            (702)
                                                                  -----------      -----------
        Net cash provided by (used for) financing activities          227,514           99,984
                                                                  -----------      -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                 139,778          (83,032)
CASH AND CASH EQUIVALENTS, beginning of period                         50,503          143,505
                                                                  -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                          $   190,281      $    60,473
                                                                  ===========      ===========

SUPPLEMENTAL CASH FLOWS INFORMATION

Beneficial conversion option associated with DEMALE               $    59,613      $        --
line of credit
Capital lease obligation incurred for purchase of equipment       $        --      $     1,993

                   See Notes to Condensed Financial Statements

                              1mage Software, Inc.
                      NOTES TO INTERIM FINANCIAL STATEMENTS

GENERAL:

Management has elected to omit substantially all notes to the unaudited interim financial statements. Reference should be made to the Company's annual report on Form 10-K for the year ended December 31, 2004 as this report incorporates the Notes to the Company's year-end financial statements. The condensed balance sheet of the Company as of December 31, 2004 has been derived from the audited balance sheet of the Company as of that date.

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

Earnings (Loss) Per Share - Earnings/ (Loss) per share is computed by dividing net income (loss) by the weighted average number of common and equivalent shares outstanding during the period. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share. As the Company incurred a net loss for the periods ended March 31, 2005 and 2004, the outstanding stock options and stock purchase warrants were antidilutive and have been excluded from the computation of diluted earnings per share.

Stock-Based Compensation -The Company has three stock-based employee compensation plans. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

-----------------------------------------------------------------------------------------------------
                                                                          For the three months ended
                                                                                   March 31
-----------------------------------------------------------------------------------------------------
                                                                             2005            2004
-----------------------------------------------------------------------------------------------------
Net (loss), as reported                                                   $ (20,849)      $(154,863)
-----------------------------------------------------------------------------------------------------
Less: Total stock-based employee  compensation cost determined under
      the fair value based method, net of income taxes                       (5,420)         (5,807)
-----------------------------------------------------------------------------------------------------
Pro forma net (loss)                                                      $ (26,269)      $(160,670)
-----------------------------------------------------------------------------------------------------

Loss per share:
-----------------------------------------------------------------------------------------------------
Basic and Diluted Loss - as reported                                      $   (0.01)      $   (0.05)
-----------------------------------------------------------------------------------------------------
Basic and Diluted Loss - pro forma                                        $   (0.01)      $   (0.05)
-----------------------------------------------------------------------------------------------------

Line of Credit - Related Party - On April 1, 2003, the Company entered into a $300,000 revolving line-of-credit agreement (the "Agreement") with DEMALE, LLC, an entity controlled by certain stockholders of the Company. The lender was given the right to convert all or any portion of the unpaid principal and interest owed under the line into shares of the Company's common stock at a conversion price equal to 80% of the fair market value on that date. Effective March 31, 2005, the Agreement was amended to increase the line of credit to $500,000 and to extend the due date until June 30, 2007 or such earlier date as is mutually agreed upon by the Company and DEMALE. The amendment also changed the conversion price for the outstanding principal and interest on the line to $.14 per share, or 80% of the fair market value on the date of the written notice, whichever is lower. At March 31, 2005, there was $462,050 borrowed against this line. The line is secured by substantially all of the Company's assets but is subordinated to the bank line of credit, which holds a senior lien on the same assets. Interest is accrued and payable quarterly at prime plus 1 1/2% (7.25% at March 31, 2005) but may not be less than 7%; therefore, at March 31, 2005, interest was being accrued at 7.25%.

Subsequent Event

In April 2005, the Company filed an appeal from the district court's judgment confirming the award against the Company in the Reynolds and Reynolds arbitration. The appeal was filed with the United States Court of Appeals for the Tenth Circuit and required the Company to file a cash bond for $180,000, which substantially reduced the Company's cash and cash equivalents of $190,000 reported on March 31, 2005.

                                    OVERVIEW

      1mage Software, Inc. (the "Company") continues to face the challenge of consistently generating revenues at or above the same level it achieved prior to the termination by Reynolds & Reynolds, Inc., its largest customer. Revenues from the Company's new customers since that time, which would have otherwise represented business growth, have been used instead to sustain operations. Accordingly, the Company has focused on the development of new customers and new markets through its channel partners program, with mixed success.

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

      Despite the lower sales revenue, the Company made a number of positive improvements during the first quarter of 2005. While total revenue decreased 8%, gross profit as a percent of revenue increased, as the Company began to see some positive results from changing its sales model to an independent sales network. By outsourcing consulting services and eliminating related salary expenses, the Company was able to make progress in its goal of returning to profitability by dramatically reducing SG&A expenses. In the first quarter of 2005, the Company improved its bottom line by $134,000 from a year earlier. This improvement occurred notwithstanding a sharp increase in interest expense, due in part to the amortization of the DEMALE debt discount, which was $30,000 for the first quarter of 2005, as compared to $9,000 for the first quarter of 2004. Despite the overall improvement, the Company still reported a $21,000 net loss for the first quarter of the current year, as compared to a $155,000 loss a year ago. Because the Company has limited capital resources, namely a bank line of credit and a private line of credit from its shareholders, it cannot continue to sustain such losses without a seriously adverse effect on its liquidity and operations. Thus, the Company has redoubled its sales efforts and continues to eliminate non-essential expenses as part of its relentless efforts to re-establish profitability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF  OPERATIONS  FOR THREE  MONTHS  ENDED MARCH 31, 2005 VERSUS MARCH 31,
2004

The Company reported revenue of $406,000 for the first quarter of 2005, a $38,000 decrease (8%) from $444,000 posted for the first quarter in 2004. This decrease was primarily due to a $49,000 decrease in consulting services revenue that was, in terms of overall profitability, offset by a $62,000 reduction in consulting services salaries. This is a result of the Company's new focus on generating revenue through an independent sales network, rather than selling through its direct sales channels. By utilizing an outside sales network, fixed costs of salaried employees are significantly reduced. Annual license fee revenue of $175,000 for the first quarter was roughly equivalent to the $179,000 reported in 2004. Revenue from hardware sales of $40,000 was $27,000 (209%) higher than the same quarter in 2004. A significant reduction in technical support salaries and related expenses caused gross profit as a percentage of total revenue to increase 5% over last year to 51% of total revenue (versus 46% in first quarter 2004). SG&A expenses of $200,000 were 43% lower than first quarter last year, a decrease of $149,000 from the $349,000 posted a year ago. Expenses were lower for nearly every category, as a result of eliminating all non-essential expenses. Legal expenses were $47,000 less for the first quarter of 2005, as compared to the first quarter of 2004, on account of the diminished activity in the Reynolds and Reynolds litigation. Interest expense, due in part to the amortization of the DEMALE debt discount, was $30,000 for the first quarter of 2005, a $21,000 (106%) increase from $9,000 recorded in 2004. The combination of lower revenues, reduced operating expenses and higher interest expense caused the Company to incur a net loss of $21,000, or $(.01) per share for the first quarter of 2005 versus a net loss of $155,000 or $(.05) per share for the same quarter a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents of $190,000 increased approximately $140,000 during the three months ended March 31, 2005 as compared to December 31, 2004. Besides the $21,000 loss for the first quarter, the Company used cash of $58,000 for deferred development expenses to offset the additional $238,000 drawn down on the DEMALE line of credit. The Company had deficit working capital of $523,000 as of March 31, 2005, versus deficit working capital of $776,000 as of December 31, 2004. Included in current liabilities is $303,000 for Deferred Revenue, which represents payments on annual maintenance contracts that will be earned over the next twelve months.

The Company had drawn $162,300 on its bank line of credit on March 31, 2005. The $200,000 bank line matured in February 2005 and is collateralized by all accounts receivable and general intangibles of the Company. The Company has negotiated an extension of time to repay the promissory note underlying the bank line of credit, which was due in full on March 31, 2005, until August 15, 2005. During the four and a half month extension, the Company will make payments of principal and interest based on a 48 month amortization schedule. There can be no assurance that the Company will be able to obtain a further extension from the bank or that it will be able to locate alternative sources of capital to pay the entire remaining principal when it falls due on August 15, 2005.

The Company had drawn $462,050 on its line of credit with DEMALE on March 31, 2005. This private line of credit has a limit of $500,000, expires in June 2007 and is secured by a second lien on the same assets as the bank line of credit.

Shortly after the end of the quarter, in April 2005, the Company filed an appeal from the district court's judgment confirming the award against the Company in the Reynolds and Reynolds arbitration. The appeal was filed with the United States Court of Appeals for the Tenth Circuit and required the Company to file a cash bond for $180,000, which substantially reduced the Company's cash and cash equivalents of $190,000 reported on its March 31, 2005 balance sheet.

The Company receives its revenues from software licenses, recurring annual maintenance/license fees, consulting services and minimal hardware sales. Notwithstanding the burdens and unprecedented hardships imposed by the Reynolds arbitration award and judgment, the Company expects that its continued relationship with DEMALE, and the cash flows generated from current operations, will be sufficient to meet its immediate needs for working capital. There can be no assurance, however, that the Company's expectations in this regard will prove to be accurate or that the Company will be able to continue as a going concern. Moreover, the long-term availability of new capital to the Company remains uncertain.

The Company has no material commitments for capital expenditures for 2005.

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

There have been no significant changes in the Company's internal controls during the quarter ended March 31, 2005, or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

      Shortly after the end of the quarter, in April 2005, the Company filed an appeal from the district court's judgment confirming the award against the Company in the Reynolds and Reynolds arbitration. The appeal was filed with the United States Court of Appeals for the Tenth Circuit and required the Company to file a $180,000 cash bond pending appeal.

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


                                                   1mage Software, Inc.
                                                       (Registrant)

Date: 5/13/2005          /s/ David R. DeYoung
                         --------------------
                         David R. DeYoung
                         President, Principal and Chief Executive Officer

Date: 5/13/2005          /s/ Mary Anne DeYoung
                         ---------------------
                         Mary Anne DeYoung
                         Vice President, Finance and Principal Financial Officer