Form 10-Q
period 2005-06-30
IMAGE SOFTWARE INC
filed 2005-08-15
CIK 723574

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended 6/30/2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _____________ to


                              1mage Software, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                     0-12535
             ------------------------------------------------------
                            (Commission File Number)

              Colorado                               84-0866294
              --------                               ----------
      (State of Incorporation)          (IRS Employer Identification Number)


                6025 S. Quebec St. Suite 300 Englewood CO 80111
                -----------------------------------------------
                    (Address of principal executive offices)


                                 (303) 694-9180
                                 --------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of August 15, 2005, there were 3,302,597 shares of the Registrant's Common Stock outstanding.

                                TABLE OF CONTENTS



PART I. Financial Information

Item 1  Financial Statements

        Balance Sheets -June 30, 2005, and December 31, 2004............................................  3

        Statements of Operations -for three months ended June 30, 2005 and June 30, 2004................. 4

        Statements of Operations -for six months ended June 30, 2005 and June 30, 2004..................  5

        Statements of Cash Flows -for six months ended June 30, 2005 and June 30, 2004 .................  6

        Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations....  9

        Item 3  Quantitative and Qualitative Disclosures About Market Risk..............................  11

        Item 4  Controls and Procedures.................................................................  12

PART II. Other Information

        Items 1-5.......................................................................................  13

        Item 6 Exhibits ................................................................................  13

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

                              1mage Software, Inc.
                                 BALANCE SHEETS

                                                                     Unaudited
                                                                     June 30,            December 31,
                              ASSETS                                   2005                  2004
                                                                   ---------------------------------
CURRENT ASSETS:
Cash and cash equivalents                                          $    11,781           $    50,503

   Receivables:
       Trade (less allowance: 2005, $3,750; 2004, $3,750)              194,486                81,851
   Prepaid expenses and other current assets                             7,348                 2,033
   Inventory                                                             4,757                 5,756
   Employee advances                                                     2,894                   393
                                                                   -----------           -----------
       Total current assets                                            221,266               140,536

PROPERTY AND EQUIPMENT, at cost, net                                    26,157                33,816
OTHER ASSETS:
   Software development costs, net                                     655,381               680,613
   Loan costs, net                                                       3,848                 8,649
   Rent/security deposit                                                 7,841                 7,841
                                                                   -----------           -----------
TOTAL ASSETS                                                       $   914,493           $   871,455
                                                                   ===========           ===========
    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Line of credit-Bank                                             $   152,437           $   172,300
   Current portion of capital lease obligations                          4,125                 4,124
   Deferred revenue                                                    324,349               310,403
   Accounts payable                                                    126,518                60,002
   Accrued liabilities                                                 147,280               370,040
                                                                   -----------           -----------
       Total current liabilities                                       754,709               916,869
                                                                   -----------           -----------
LONG-TERM OBLIGATIONS:
   Capital lease obligations                                             3,388                 5,311
   Deferred rent                                                        11,224                12,636
   Line of credit-Related Parties, net of discount                     405,827               197,772
                                                                   -----------           -----------
                                                                       420,439               215,719
                                                                   -----------           -----------
SHAREHOLDERS' EQUITY:
   Common stock, $.004 par value - 10,000,000 shares
   authorized; shares outstanding: 2005 and 2004: 3,302,597             13,210                13,210
   Additional paid-in capital                                        7,423,204             7,361,988
   Accumulated deficit                                              (7,697,069)           (7,636,331)
                                                                   -----------           -----------
      Total shareholders' equity (deficit)                            (260,655)             (261,133)
                                                                   -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)               $   914,493           $   871,455
                                                                   ===========           ===========


                   See Notes to Condensed Financial Statements

                              1mage Software, Inc.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three Months Ended June 30,
                                                                        2005                  2004
                                                                   -----------           -----------
REVENUE
   System sales and software licenses                              $   165,015           $    93,434
   Services and annual fees                                            224,789               240,488
                                                                   -----------           -----------
      Total revenue                                                    389,804               333,922
                                                                   -----------           -----------

COST OF REVENUE
  System sales and software licenses                                   117,217                94,951
  Services and annual fees                                              82,293               116,665
                                                                   -----------           -----------
      Total cost of revenue                                            199,510               211,616
                                                                   -----------           -----------

GROSS PROFIT                                                           190,294               122,306
   % of Revenue                                                             49%                   37%
OPERATING EXPENSES:
   Selling, general & administrative                                   207,823               378,552
                                                                   -----------           -----------

LOSS FROM OPERATIONS                                                   (17,529)             (256,246)
                                                                   -----------           -----------

OTHER INCOME/(EXPENSE):
   Interest expense                                                    (22,393)               (9,800)
   Interest income                                                           3                    31
   Other income                                                             31                   101
                                                                   -----------           -----------
      Total other income (expense)                                     (22,359)               (9,668)
                                                                   -----------           -----------

LOSS BEFORE INCOME TAXES                                               (39,888)             (265,914)

PROVISION FOR INCOME TAXES                                                  --                    --
                                                                   -----------           -----------

NET LOSS                                                           $   (39,888)          $  (265,914)
                                                                   ===========           ===========

BASIC AND DILUTED LOSS PER COMMON SHARE:
                                                                   $      (.01)          $      (.08)
                                                                   ===========           ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING:                                       3,302,597             3,300,125
                                                                   ===========           ===========

                   See Notes to Condensed Financial Statements

                              1mage Software, Inc.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Six Months Ended June 30,
                                                                        2005                  2004
                                                                   -----------           -----------
REVENUE
   System sales and software licenses                              $   337,071           $   249,441
   Services and annual fees                                            458,874               528,225
                                                                   -----------           -----------
      Total revenue                                                    795,945               777,666
                                                                   -----------           -----------

COST OF REVENUE:
  System sales and software licenses                                   228,917               197,216
  Services and annual fees                                             168,381               254,716
                                                                   -----------           -----------
      Total cost of revenue                                            397,298               451,932
                                                                   -----------           -----------

GROSS PROFIT                                                           398,647               325,734
   % Of Revenue                                                             50%                   42%

OPERATING EXPENSES:
   Selling, general & administrative                                   407,866               727,821
                                                                   -----------           -----------

LOSS FROM OPERATIONS                                                    (9,219)             (402,087)
                                                                   -----------           -----------

OTHER INCOME/(EXPENSE):
   Interest income                                                         402                   113
   Interest expense                                                    (51,983)              (18,904)
   Other income                                                             62                   101
                                                                   -----------           -----------
      Total other income (expense)                                     (51,519)              (18,690)
                                                                   -----------           -----------

LOSS BEFORE INCOME TAXES                                               (60,738)             (420,777)

PROVISION FOR INCOME TAXES                                                  --                    --
                                                                   -----------           -----------
NET LOSS                                                           $   (60,738)          $  (420,777)
                                                                   ===========           ===========

BASIC AND DILUTED LOSS PER COMMON SHARE:                           $     (0.02)          $     (0.13)
                                                                   ===========           ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING:
        Basic                                                        3,302,597             3,293,860
                                                                   ===========           ===========
        Diluted                                                      3,302,597             3,293,860
                                                                   ===========           ===========

                   See Notes to Condensed Financial Statements

                              1mage Software, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended June 30,
                                                                        2005                  2004
                                                                   -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                           $   (60,738)          $  (420,777)
Adjustments to reconcile earnings to net
   cash provided by operating activities:
   Depreciation and amortization                                       148,158               168,168
   Amortization of deferred loan costs                                   4,801                    --
   Amortization of debt discount                                        24,469                    --
   Deferred revenue                                                     13,946               (15,000)

Changes in assets and liabilities:
     Receivables - trade                                              (115,136)               97,475
     Inventory                                                             999                (4,368)
     Prepaid expenses and other assets                                  (5,315)               55,653
     Deferred building rent                                             (1,412)                   --
     Accounts payable                                                   66,516               (50,193)
     Accrued liabilities                                              (222,760)              (21,148)
                                                                   -----------           -----------
        Net cash used for operating activities                        (146,472)             (190,190)
                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                          --                (4,563)

Additions to capitalized software                                     (115,267)             (128,284)
                                                                   -----------           -----------
        Net cash used for investing activities                        (115,267)             (132,847)
                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Addition/(Repayment) to the line of credit-Bank                        (19,863)               50,686
Additions to the line of credit- Related Party                         244,802               159,000
Principal payments under capital lease obligations                      (1,922)               (1,504)
Proceeds from exercise of stock options                                     --                 6,443
                                                                   -----------           -----------
         Net cash provided by financing activities                     223,017               214,625
                                                                   -----------           -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                  (38,722)             (108,412)

CASH AND CASH EQUIVALENTS, beginning of period                          50,503               143,505
                                                                   -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                           $    11,781           $    35,093
                                                                   ===========           ===========

Supplemental Cash Flows Information
Beneficial conversion option associated with DEMALE line of
credit                                                             $    61,216           $        --
Capital lease obligation incurred for equipment                             --                 1,993

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

Earnings (Loss) Per Share - Earnings/ (Loss) per share is computed by dividing net income (loss) by the weighted average number of common and equivalent shares outstanding during the period. Outstanding stock options are treated as common stock equivalents for purposes of computing diluted earnings per share. As the Company incurred a net loss for the three and six months ended June 30, 2005 and June 30, 2004, the outstanding stock options and stock purchase warrants were antidilutive and have been excluded from the computation of diluted earnings per share. The Company believes this meets the requirements of Paragraph 40 of SFAS 40.

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


                                             For the Three Months Ended         For the Six Months Ended
                                                      June 30,                         June 30,
                                              -------------------------       -------------------------
                                                 2005            2004            2005           2004
                                              ---------       ---------       ---------       ---------
Net income (loss), as reported                $ (39,888)      $(265,914)      $ (60,738)      $(420,777)

Less: Total stock-based employee
compensation  cost determined  under the
fair value based  method,  net of income
taxes                                            (5,419)         (5,806)        (10,839)        (11,613)

Pro forma net income (loss)                   $ (45,307)      $(271,720)      $ (71,577)      $(432,390)


Earnings per share:

Basic and Diluted - as reported               $   (0.01)      $    (.08)      $   (0.02)      $    (.13)

Basic and Diluted - pro forma                 $   (0.01)      $    (.08)      $   (0.02)      $    (.13)


Line of Credit - Related Party - On April 1, 2003, the Company entered into a $300,000 revolving line-of-credit agreement (the "Agreement") with DEMALE, LLC, an entity controlled by certain stockholders of the Company. The lender was given the right to convert all or any portion of the unpaid principal and interest owed under the line into shares of the Company's common stock at a conversion price equal to 80% of the fair market value on that date. Effective March 31, 2005, the Agreement was amended to increase the line of credit to $500,000 and to extend the due date until June 30, 2007 or such earlier date as is mutually agreed upon by the Company and DEMALE. The amendment also changed the conversion price for the outstanding principal and interest on the line to $.14 per share, or 80% of the fair market value on the date of the written notice, whichever is lower. At June 30, 2005, there was $468,000 borrowed against this line. The line is secured by substantially all of the Company's assets but is subordinated to the bank line of credit, which holds a senior lien on the same assets. Interest is accrued and payable quarterly at prime plus 1 1/2% (7.5% at June 30, 2005) but may not be less than 7%; therefore, at June 30, 2005, interest was being accrued at 7.5%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                    OVERVIEW

      In the quarter ended June 30, 2005, 1mage Software, Inc. (the "Company") generated $390,000 in revenue, a 17% increase from year ago levels. Sales of software licenses increased 60% for the comparable quarters. Nevertheless, the Company has not resumed the revenue levels it achieved prior to the termination of its largest customer in April 2002. Revenues from the Company's new customers since that time, which would have otherwise represented business growth, have been used instead to sustain operations and to fund the expenses of its litigation and arbitration with the former customer.

      The Company's $40,000 net loss for the recent quarter and $61,000 loss for the year to date, versus losses of $266,000 and $421,000, respectively, a year ago, reflect the positive impact of the Company's increased revenue, reduced costs of sales, and lower selling, general and administrative expenses. While the Company is disappointed that it continues to fall short of profitability, it continues to dedicate its efforts to the development of new customers and new markets as the best means of achieving its objective of consistently profitable operations and resulting financial stability.

The most pressing challenge faced by the Company today, however, continues to be liquidity. Because the Company has extremely limited capital resources, namely an expiring bank line of credit and a private line of credit from its shareholders, it cannot sustain losses without an adverse effect on its liquidity and operations. In order to meet this challenge, the Company continues to enforce across the board pay cuts and has reduced its headcount to 13 employees.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2005 VERSUS JUNE 30, 2004

The Company reported revenue of $390,000 for the second quarter of 2005, a $56,000 increase (17%) from $334,000 posted for the second quarter in 2004. This increase was due to a $49,000 (60%) increase in revenue from software licenses, a $22,000 (12%) decrease in annual license fee revenue, a $6,000 (11%) increase in service revenue and a $23,000 (180%) increase in hardware revenue. Annual license fee revenue of $163,000 for the second quarter was 12% lower than the $185,000 reported in the preceding year due to the timing of revenue recognition for certain customers. Gross profit for the three months ended June 30, 2005 was $190,000 or 49% of revenue as compared to $122,000 or 37% of revenue for the comparable quarter. In addition, costs of revenues decreased $12,000 (6%) and selling, general & administrative expenses were lower by $171,000 (45%), primarily due to decreases in nearly every category. Interest expense increased $13,000 due to the recording of amortization of the debt discount. Consequently, the Company posted a net loss of $40,000 or $(.01) per share, as compared to a net loss of $266,000, or $(.08) per share, for the same quarter a year ago.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2005 VERSUS JUNE 30, 2004 The Company reported revenue of $796,000 for the six months ended June 30, 2005, an increase of $18,000, or 2%, from the $778,000 reported for the first six months in 2004. Software sales increased $37,000, or 17%. Gross profit for the six months ended June 30, 2005 was $399,000 or 50% of revenue as compared to $326,000 or 42% of revenue for the comparable year to date periods. Hardware sales increased $50,000, or 194%, as a result of customers' varying needs for equipment. Annual license fees decreased $26,000, or 7%. SG&A expenses of $408,000 for the second quarter 2005 were $320,000 or 44% lower than $728,000 for the six months ended June 30, 2004, due to decreased salaries, legal expenses, and travel costs. The Company reported a net loss of $61,000, or $(.02) per share, for the six months ended June 30, 2005, as compared to a net loss of $421,000, or $(.13) per share, for the same period one year ago.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents of $12,000 decreased approximately $39,000 during the six months ended June 30, 2005 as compared to December 31, 2004. During 2005, the Company used cash of $115,000 for deferred development expenses. The Company had a working capital deficit of $533,000 as of June 30, 2005, versus working capital deficit of $776,000 as of December 31, 2004 and a working capital deficit of $399,000 as of June 30, 2004. Included in current liabilities is $324,000 for Deferred Revenue, which represents payments on annual maintenance contracts.

The Company had drawn $152,000 on its bank line of credit on June 30, 2005. The $152,000 bank line matures on August 15, 2005 and is collateralized by all accounts receivable and general intangibles of the Company. There can be no assurance that the Company will be able to obtain a further extension from the bank or that it will be able to locate alternative sources of capital to pay the entire remaining principal when it falls due on August 15, 2005.

The Company had drawn $468,00 on its line of credit with DEMALE, a related party, on June 30, 2005. This private line of credit has a limit of $500,000, expires in June 2007 and is secured by a second lien on the same assets as the bank line of credit.

In April 2005, the Company filed an appeal from the U.S. district court's judgment confirming the award against the Company in the arbitration brought by the Company against its former customer, Reynolds and Reynolds, Inc. The appeal to the United States Court of Appeals for the Tenth Circuit required the Company to file a cash bond for $180,000.

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

The Company has no material commitments for capital expenditures for 2005

Forward Looking Statements

Some of the statements made herein that are not historical facts may be considered "forward looking statements," including but not limited to the statements made in the Overview section of this Management's Discussion and Analysis. All forward-looking statements are, of course, subject to varying levels of uncertainty. In particular, statements which suggest or predict future events or state the Company's expectations or assumptions as to future events may prove to be partially or entirely inaccurate, depending on any of a variety of factors, such as adverse economic conditions, a variety of internal and external factors that could affect the willingness of our line of credit lender to lend us additional funds or grant extensions for the repayment of existing debt, new technological developments, competitive developments, competitive pressures, changes in the management, personnel, financial condition or business objectives of one or more of the Company's customers, increased governmental regulation or other actions affecting the Company or its customers as well as other factors.

Selected Financial Data


In thousands, except for per share data:
                                                     ----------------------------------------------------------------
                                                              For the Three-Month Periods Ended June 30,
                                                     ----------------------------------------------------------------
                                                                                              Increase (decrease)
                                                                                         ----------------------------
                                                        2005              2004             Dollars          Percent
                                                     ----------        ----------        ----------        ----------
Statement of Operations

Net Sales                                                   390               334                56               17%
Cost of Sales                                               200               212               (12)              -6%
Gross Profit                                                190               122                68               56%
Gross Profit (as a % of Net Sales)                           49%               37%                                12%
Selling, General & Admin expenses                           208               378              (170)             -45%
Other (Income)/Expense                                       22                10                12              120%
Income (Loss) before Income Taxes                           (40)             (266)              226              -85%
Net Income (Loss)                                           (40)             (266)              226              -85%
Net Income (Loss) Per Share                               (0.01)            (0.08)                7%             -85%
Weighted Average Number of Outstanding Shares:
                                   Basic              3,302,597         3,300,125            57,670                2%
                           Fully Diluted              3,302,597         3,300,125            57,670                2%
                                                     ----------        ----------        ----------        ----------
Balance Sheet
Working Capital/(Deficit)                                  (533)             (399)             (134)              34%
Total Assets                                                914             1,383              (469)             -34%
Long Term Obligations                                       420                 7               413             5819%
Total Stockholders Equity(Deficit)                         (261)              375              (636)            -170%
                                                     ----------        ----------        ----------        ----------

                                                     -------------------------------------------------------------
                                                                For the Six-Month Periods Ended June 30,
                                                     -------------------------------------------------------------
                                                                                            Increase (decrease)
                                                                                         -------------------------
                                                        2005              2004             Dollars          Percent
                                                     ----------        ----------        ----------        -------
Statement of Operations

Net Sales                                                   796               778                18            2%
Cost of Sales                                               397               452               (55)         -12%
Gross Profit                                                399               326                73           22%
Gross Profit (as a % of Net Sales)                           50%               42%                             8%
Selling, General & Admin expenses                           408               728              (320)         -44%
Other (Income)/Expense                                       52                19                33          174%
Income (Loss) before Income Taxes                           (61)             (421)              360          -86%
Net Income (Loss)                                           (61)             (421)              360          -86%
Net Income (Loss) Per Share                               (0.02)            (0.13)               11%         -86%
Weighted Average Number of Outstanding Shares:
                                   Basic              3,302,597         3,293,860           105,535            3%
                           Fully Diluted              3,302,597         3,293,860            98,647            3%
                                                     ----------        ----------        ----------        -------

Balance Sheet
Working Capital/(Deficit)                                  (533)             (399)             (134)          34%
Total Assets                                                914             1,383              (469)         -34%
Long Term Obligations                                       420                 7               413         5825%
Total Stockholders Equity(Deficit)                         (261)              375              (635)        -170%
                                                     ----------        ----------        ----------        -------

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

            Inapplicable

Item 4.  Controls and Procedures

Internal Controls

As of the end of the period reported on in this report, the company has undertaken an evaluation under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, at the reasonable assurance level, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, of information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
The Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures are also effective for the purpose of ensuring that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding the required disclosures.

There have been no significant changes in the Company's internal controls during the quarter ended June 30, 2005, or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

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

                                        1mage Software, Inc.
                                        (Registrant)

Date:  8/15/2005                        /s/ David R. DeYoung
                                        ------------------------------
                                        David R. DeYoung
                                        President, Principal and Chief
                                        Executive Officer


Date:  8/15/2005                        /s/ Mary Anne DeYoung
                                        ------------------------------
                                        Mary Anne DeYoung
                                        Vice President, Finance and
                                        Principal Financial Officer